Form 10-Q
period 2021-06-30
Social Capital Suvretta Holdings Corp. I
filed 2021-08-16
CIK 1850266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-40558

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1586159
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2850 W. Horizon Ridge Parkway, Suite 200
Henderson, NV 89052
(Address of principal executive offices)
(650)-521-9008
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A ordinary shares, $0.0001 par value per share	DNAA	Nasdaq Capital Market
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August
16
, 2021, there were 25,640,000 Class A ordinary shares, par value $0.0001 per share, and 6,325,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

Page
Part I. Financial Information

Item 1. Financial Statements

Condensed Balance Sheet as of June 30, 2021 (Unaudited)	1

Condensed Statements of Operations for the three months ended June 30, 2021 and for the period from February 25, 2021 (inception) through June 30, 2021 (Unaudited)	2

Condensed Statements of Changes in Shareholder’s Equity for the three months ended June 30, 2021 and for the period from February 25, 2021 (inception) through June 30, 2021 (Unaudited)	3

Condensed Statement of Cash Flows for the period from February 25, 2021 (inception) through June 30, 2021 (Unaudited)	4

Notes to Condensed Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	12

Item 4. Controls and Procedures	12

Part II. Other Information

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Mine Safety Disclosures	13

Item 5. Other Information	13

Item 6. Exhibits	14

Part III. Signatures	15

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
CONDENSED BALANCE SHEET
JUNE 30, 2021
(UNAUDITED)

ASSETS
Current assets
Cash	$223,538
Prepaid expenses	19,600

Total Current Assets	243,138
Deferred offering costs	388,190

TOTAL ASSETS	$631,328

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Accrued expenses	$88
Accrued offering costs	285,873
Advance from related party	25,692
Promissory note – related party	300,000

Total Current Liabilities	611,653

Commitments and Contingencies (Note 6)

Shareholder’s Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,325,000 shares issued and outstanding (1)	633
Additional paid-in capital	24,367
Accumulated deficit	(5,325)

Total Shareholder’s Equity	19,675

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$631,328

(1)	Includes 825,000 Class B ordinary shares subject to forfeiture if the underwriters do not exercise their over-allotment option (see Note 5).
The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,	For the Period from February 25, 2021 (Inception) Through June 30,
	2021	2021
Operating and formation costs	$143	$5,325

Loss from operations	(143)	(5,325)

Net loss	$(143)	$(5,325)

Weighted average shares outstanding, basic and diluted (1)	5,500,000	5,500,000

Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)

(1)	Excludes an aggregate of 825,000 Class B ordinary shares subject to forfeiture if the underwriters do not exercise their over-allotment option (see Note 5).
The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
CONDENSED STATEMENT
S
OF CHANGES IN SHAREHOLDER’S EQUITY
THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance — February 25, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	6,325,000	633	24,367	—	25,000
Net loss	—	—	—	(5,182)	(5,182)

Balance – March 31, 2021	6,325,000	$633	$24,367	$(5,182)	$19,818
Net loss	—	—	—	(143)	(143)

Balance – June 30, 2021	6,325,000	$633	$24,367	$(5,325)	$19,675

(1)	Includes 825,000 Class B ordinary shares subject to forfeiture if the underwriters do not exercise their over-allotment option (see Note 5).
The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(5,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	5,000
Changes in operating assets and liabilities:
Prepaid expenses	(19,600)
Accrued expenses	88

Net cash used in operating activities	(19,837)

Cash Flows from Financing Activities
Advance from related party	25,692
Proceeds from promissory note – related party	300,000
Payment of offering costs	(82,317)

Net cash provided by financing activities	243,375

Net Change in Cash	223,538
Cash – Beginning of period (inception)	—

Cash – End of period	$223,538

Non-Cash financing activities:
Deferred offering costs included in accrued offering costs	$285,873

Deferred offering costs paid directly by Sponsor in exchange for the issuance of Class B ordinary shares	$20,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Social Capital Suvretta Holdings Corp. I (the “Company”) is a newly incorporated blank check company incorporated as a Cayman Islands exempted company on February 25, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).
The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. While the Company may pursue a Business Combination target in any industry, subsector therein or geographic location, the Company intends to focus its search for a target business operating in the biotechnology industry and within the neurology subsector of such industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The registration statement for the Company’s Initial Public Offering became effective on June 29, 2021. On July 2, 2021, the Company consummated the Initial Public Offering of 25,000,000 Class A ordinary shares (the “Public Shares”), which includes the partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Public Shares, at $10.00 per Public Share, generating gross proceeds of $250,000,000
,
which is described in Note 3.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 640,000 shares (the “Private Placement Shares”) at a price of $10.00 per Private Placement Share in a private placement to SCS Sponsor I LLC, a Cayman Islands limited liability company (the “Sponsor”), generating gross proceeds of $6,400,000, which is described in Note 4.
Transaction costs amounted to $12,488,190, consisting of $4,400,000 of underwriting fees, $7,700,000 of deferred underwriting fees and $388,190 of other offering costs.
Following the closing of the Initial Public Offering on July 2, 2021, an amount of $250,000,000 ($10.00 per Public Share) from the net proceeds of the sale of the Public Shares in the Initial Public Offering and the sale of the Private Placement Shares was placed in a trust account (the “Trust Account”), and to be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions of Rule
2a-7
of the Investment Company Act of 1940, as amended (the “Investment Company Act”). Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest of: (a) the completion of a Business Combination and (b) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-Business Combination activity; and (c) the redemption of the Public Shares if the Company has not completed a Business Combination within the Combination Period or during any applicable extension period. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding any deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the Company signing a definitive agreement in connection with the Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50%
or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.
The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination, either (a) in connection with a general meeting called to approve the Business Combination or (b) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem all or a portion of their Public Shares at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to the limitations described below whereby the Company’s net tangible assets will be maintained at a minimum of $5,000,001 following such redemptions, and any limitations (including, but not limited to, cash requirements) pursuant to the terms of the Business Combination. The amount in the Trust Account is initially anticipated to be $10.00 per Public Share.
In accordance with the Company’s Amended and Restated Memorandum and Articles of Association, in no event will the Company redeem the Public Shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions. Redemptions of the Public Shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to the Business Combination.
If a shareholder vote is not required in connection with a Business Combination and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or the Company decides to obtain shareholder approval for business or other reasons, the Company will conduct the redemptions in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules and will file proxy materials with the SEC. If the Company seeks shareholder approval in connection with a Business Combination, the Company will complete a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law, which requires the affirmative vote of holders of a majority of ordinary shares who attend and vote at a general meeting of the Company. The Public Shareholders may elect to redeem their Public Shares without voting and, if they do vote, irrespective of whether they vote for or against a Business Combination.
Notwithstanding the foregoing redemption rights, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 15% of the Public Shares sold in the Initial Public Offering without the Company’s prior written consent.
The Sponsor and any other holders of Founder Shares (as defined in Note 5) and Private Placement Shares prior to the Initial Public Offering (collectively, the “Initial Shareholders”) and the Company’s directors and officers have agreed to waive: (a) their redemption rights with respect to any Founder Shares, Private Placement Shares and Public Shares held by them, as applicable, in connection with the completion of a Business Combination; (b) their redemption rights with respect to any Founder Shares, Private Placement Shares and Public Shares held by them in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem 100%
of the Public Shares if the Company does not complete a Business Combination within the Combination Period, or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-Business
Combination activity; and (c) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Shares they hold if the Company fails to complete a Business Combination within the Combination Period or during any applicable extension period (although such persons will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete a Business Combination within the prescribed time frame). If the Company submits the Business Combination to the Public Shareholders for a vote, the Initial Shareholders and the Company’s directors and officers have also agreed to vote any Founder Shares and Public Shares held by them in favor of the Business Combination.
The Company will have until July 2, 2023 to complete a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within such
24-month
period or during any extended time that the Company has to complete a Business Combination beyond 24 months as a result of a shareholder vote to amend its Amended and Restated Memorandum and Articles of Association, the Company will: (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable) divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party that executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be able to satisfy those obligations. The Company has not asked the Sponsor to reserve for such obligations. None of the Company’s directors or officers will indemnify the Company for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.
Liquidity
Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since competed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated
the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for at least one year from the date that the financial statement was issued, and therefore substantial doubt has been alleviated.
Risks and Uncertainties
Management continues to evaluate the impact of the
Covid-19
pandemic and has concluded that while it is reasonably possible that the pandemic could have a negative effect on the Company’s business, financial position, results of operations and/or the search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July
1
, 2021, as well as the Company’s Current Report on Form
8-K,
as filed with the SEC on July 9, 2021. The interim results for the three months ended June 30, 2021 and for the period from February 25, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period
,
which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.
Deferred Offering Costs
Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. Offering costs amounted to
$12,488,190
. As of June 30, 2021, there were
$388,190 of deferred offering costs recorded in the accompanying condensed balance sheet.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management has determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Net Income (Loss) per Ordinary Share
Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At June 30, 2021, weighted average shares were reduced for the effect of an aggregate of 825,000 ordinary
shares that were subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). As of June 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised for or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times
,
may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 25,000,000 Public Shares, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Public
Shares,
at a price of $10.00 per Public Share. Unlike other initial public offerings of special purpose acquisition companies, investors in the Initial Public Offering did not receive any warrants (which would typically become exercisable following completion of the Business Combination).
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 640,000 Private Placement Shares at a price of $10.00 per Private Placement Share, for an aggregate price of $6,400,000. Each Private Placement Share is identical to the Class A ordinary shares sold in the Initial Public Offering, subject to certain limited exceptions as described in Note 7. A portion of the proceeds from the sale of the Private Placement Shares was added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period or during any applicable extension period, the proceeds from the sale of the Private Placement Shares held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Shares will expire worthless.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On March 2, 2021, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for which the Sponsor received 5,750,000 Class B ordinary shares (the “Founder Shares”). On June 29, 2021, the Company effected a share capitalization with respect to its Class B ordinary shares of 575,000 shares thereof, resulting in the Company’s initial shareholders holding an aggregate of 6,325,000 Founder Shares. All share and per-share
amounts have been retroactively restated to reflect the share dividend. The Founder Shares included an aggregate of up to 825,000 shares that were subject to forfeiture depending on the extent to which the underwriter
s
’ over-allotment option was exercised. As a result of the underwriters’ election to partially exercise their over-allotment option on July 2, 2021, there are 75,000
Founder Shares that remain subject to forfeiture by the
Sponsor. In June 2021, the Sponsor transferred 30,000 Founder Shares to Vladimir Coric, the Company’s independent director.
The Initial Shareholders and the Company’s directors and officers have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any
30-trading
day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.
Administrative Services Agreement
The Company entered into an agreement, commencing on June 30, 2021, in which it will pay an affiliate of the Sponsor up to
$10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees.
Advance from Related Party
As of June 30, 2021, the Sponsor had advanced the Company $25,692 for working capital purposes. The outstanding balance under the advance of $25,692 was subsequently repaid on July 7, 2021.
Promissory Note — Related Party
On March 2, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of December 31, 2021 and the completion of the Initial Public Offering. As of June 30, 2021, there was $300,000 outstanding under the Promissory Note. The outstanding balance under the Promissory Note of $300,000 was repaid at the closing of the Initial Public Offering on July 2, 2021.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, it may repay such loaned amounts out of the proceeds of the Trust Account. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such Working Capital Loans may be convertible into shares at a price of $10.00 per share at the option of the lender. Such shares would be identical to the Private Placement Shares. As of June 30, 2021 there are no outstanding amounts under the Working Capital Loans.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration Rights
Pursuant to a registration rights agreement entered into on June 29, 2021, the holders of the Founder Shares, Private Placement Shares and any Private Placement Shares that may be issued on conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the conversion of the Founder Shares) are entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up
period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Underwriting Agreement
The underwriters are entitled to a deferred underwriting commission of $0.35 per Public Share sold in the base offering, or $7,700,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
NOTE 7. SHAREHOLDER’S EQUITY
Preference Shares
—
The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Company’s board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the Company’s ordinary shares and could have anti-takeover effects. At June 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. At June 30, 2021 there were no Class A ordinary shares issued or outstanding.
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. At June 30, 2021, there were 6,325,000 Class B ordinary shares issued and outstanding, which includes

825,000
C
lass B ordinary shares subject to forfeiture if the underwriters do not exercise their over-allotment option.
Holders of record of Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law; provided that prior to a Business Combination, holders of Class B ordinary shares will have the right to appoint all of the Company’s directors and remove members of its board of directors for any reason, and holders of Class A ordinary shares will not be entitled to vote on the appointment of directors during such time.
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the Business Combination, or earlier at the option of the holder, on a one-for-one
basis, subject to adjustment for share
sub-divisions,
share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like, and subject to further adjustment. In the event that additional (in excess of the amounts issued in the Initial Public Offering) Class A ordinary shares, or equity-linked securities, are issued or deemed issued in connection with the closing of the Business Combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders, and excluding the Private Placement Shares), including any Class A ordinary shares issued or deemed issued, or issuable upon the conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with the Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the Business Combination and any private placement shares issued to the Sponsor or its affiliates upon conversion of Working Capital Loans; provided that such conversion of Class B ordinary shares will never occur on a less than one-for-one
basis.
Private Placement Shares
— The Private Placement Shares will not be transferable, assignable, or salable until 30 days after the completion of initial Business Combination (except, among other limited exceptions, to the Company’s directors and officers and other persons or entities affiliated with the Sponsor). Holders of the Private Placement Shares are entitled to certain registration rights. If the Company does not complete its initial Business Combination within the Combination Period or during any applicable extension period, the proceeds from the sale of the Private Placement Shares held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Shares will be worthless.
NOTE 8. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Social Capital Suvretta Holdings Corp. I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to SCS Sponsor I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s prospectus for its Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company incorporated in the Cayman Islands on February 25, 2021, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Shares, our shares, debt or a combination of cash, shares and debt.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 25, 2021 (inception) through June 30, 2021 were organizational activities, and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We will generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had a net loss of $143, which consisted of formation and operating costs.
For the period February 25, 2021 (inception) through June 30, 2021, we had net loss of $5,325, which consisted of formation and operating costs.
Liquidity and Capital Resources
Subsequent to the date of this Quarterly Report, on July 2, 2021, we consummated the Initial Public Offering of 25,000,000 Public Shares, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Public Shares, at $10.00 per Public Share, generating gross proceeds of $250,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 640,000 Private Placement Shares at a price of $10.00 per Private Placement Share in a private placement to the Sponsor, generating gross proceeds of $6,400,000.
Following the Initial Public Offering, the partial exercise of the over-allotment option and the sale of the Private Placement Shares, a total of $250,000,000 was placed in the Trust Account. We incurred $12,488,190 in Initial Public Offering related costs, including $4,400,000 of underwriting fees, $7,700,000 of deferred underwriting fees and $388,190 of other costs.
For the period from February 25, 2021 (inception) through June 30, 2021, cash used in operating activities was $19,837. Net loss of $5,325 was offset by formation costs paid through issuance of Class B ordinary shares to the Sponsor of $5,000. Changes in operating assets and liabilities used $19,512 of cash for operating activities.
We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into shares at a price of $10.00 per share at the option of the lender. Such shares would be identical to the Private Placement Shares.
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees.
The underwriters are entitled to a deferred underwriting commission of $0.35 per Public Share sold in the base offering, or $7,700,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies
The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 2, 2021, we consummated the Initial Public Offering of 25,000,000 Public Shares, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Public Shares. The Public Shares were sold at an offering price of $10.00 per Public Share, generating total gross proceeds of $250,000,000. Morgan Stanley acted as sole book-running manager and SoFi acted as co-manager,
of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statements on Form
S-1
(No.
333-256723
and
333-257543).
The Securities and Exchange Commission declared the registration statements effective on June 29, 2021.
Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 640,000 Private Placement Shares at a price of $10.00 per Private Placement Share, generating total proceeds of $6,400,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Placement Shares, an aggregate of $250,000,000 was placed in the Trust Account.
We paid a total of $4,400,000 in underwriting discounts and commissions and $388,190 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $7,700,000 in underwriting discounts and commissions.
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

1.1	Underwriting Agreement, dated as of June 29, 2021, between the Company and Morgan Stanley & Co. LLC.(1)

3.1	Amended and Restated Memorandum and Articles of Association of the Company. (1)

10.1	Letter Agreement, dated as of June 29, 2021, among the Company, the Sponsor and the Company’s officers and directors. (1)

10.2	Investment Management Trust Agreement, dated as of June 29, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)

10.3	Registration Rights Agreement, dated as of June 29, 2021, among the Company and certain other security holders named therein. (1)

10.4	Administrative Services Agreement, dated as of June 29, 2021, between the Company and Social + Capital Partnership, LLC. (1)

10.5	Private Placement Shares Purchase Agreement, dated as of June 29, 2021, between the Company and the Sponsor. (1)

10.6	Form of Indemnity Agreement, dated June 29, 2021, between the Company and each of its officers and directors. (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 2, 2021 and incorporated by reference herein.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I

Date: August 16, 2021	By:	/s/ Chamath Palihapitiya
	Name:	Chamath Palihapitiya
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ James Ryans
	Name:	James Ryans
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)