Form 10-Q
period 2021-09-30
Social Capital Suvretta Holdings Corp. I
filed 2021-11-15
CIK 1850266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2021

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
(650)-521-9007
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A ordinary shares, $0.0001 par value per share	DNAA	Nasdaq Capital Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
Rule 12b-2
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
of the Exchange Act).    Yes  ☒    No  ☐
As of
November 1
5
, 2021, there

were 25,640,000 Class A ordinary shares, par value $0.0001 per share, and 6,250,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information

Item 1. Financial Statements

Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1

Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from February 25, 2021 (inception) through September 30, 2021 (Unaudited)	2

Condensed Statements of Changes in Temporary Equity and Permanent Equity (Deficit) for the three months ended September 30, 2021 and for the period from February 25, 2021 (inception) through September 30, 2021 (Unaudited)	3

Condensed Statement of Cash Flows for the period from February 25, 2021 (inception) through September 30, 2021 (Unaudited)	4

Notes to Condensed Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	12

Item 4. Controls and Procedures	12

Part II. Other Information

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Mine Safety Disclosures	13

Item 5. Other Information	13

Item 6. Exhibits	14

Part III. Signatures	15

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021
(UNAUDITED)

ASSETS
Current assets
Cash	$519,568
Prepaid expenses	897,311

Total Current Assets	1,416,879
Marketable Securities held in Trust Account	250,003,042

TOTAL ASSETS	$251,419,921

LIABILITIES, TEMPORARY EQUITY AND PERMANENT DEFICIT
Current liabilities
Accrued expenses	$10,314
Advances from related party	38,427

Total Current Liabilities	48,741
Deferred underwriting fee payable	7,700,000

Total Liabilities	7,748,741

Commitments and Contingencies (Note 7)

Temporary Equity
Class A ordinary shares subject to possible redemption, 25,000,000 shares at redemption value	250,003,042
Permanent Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 640,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption)	64
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,250,000 shares issued and outstanding	625
Additional paid-in capital	—
Accumulated deficit	(6,332,551)

Total Permanent Deficit	(6,331,862)

TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT DEFICIT	$251,419,921

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,	For the Period from February 25, 2021 (Inception) Through September 30,
	2021	2021
Operating and formation costs	$263,347	$268,672

Loss from operations	(263,347)	(268,672)
Other income:
Interest earned on marketable securities held in Trust Account	3,042	3,042

Net loss	$(260,305)	$(265,630)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	25,358,242	10,884,906

Basic and diluted net loss per share, Class A ordinary shares	$(0.01)	$(0.02)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,241,758	5,818,396

Basic and diluted net loss per share, Class B ordinary shares	$(0.01)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
CONDENSED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND PERMANENT EQUITY (DEFICIT)
THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

	Temporary Equity		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Permanent
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — February 25, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	—	—	6,325,000	633	24,367	—	25,000
Net loss	—	—	—	—	—	—	—	(5,182)	(5,182)

Balance — March 31, 2021	—	$—	—	$—	6,325,000	633	$24,367	$(5,182)	$19,818
Net loss	—	—	—	—	—	—	—	(143)	(143)

Balance — June 30, 2021	—	$—	—	$—	6,325,000	633	$24,367	$(5,325)	$19,675
Sale of 25,000,000 Public Shares, net of underwriting discounts and offering expenses	25,000,000	237,511,810	—	—	—	—	—	—	—
Accretion of Class A ordinary shares to redemption value	—	12,491,232	—	—	—	—	(6,424,311)	(6,066,921)	(12,491,232)
Sale of 640,000 Private Placement Shares	—	—	640,000	64	—	—	6,399,936	—	6,400,000
Forfeiture of Founder Shares	—	—	—	—	(75,000)	(8)	8	—	—
Net loss	—	—	—	—	—	—	—	(260,305)	(260,305)

Balance — September 30, 2021	25,000,000	$250,003,042	640,000	$64	6,250,000	$625	$—	$(6,332,551)	$(6,331,862)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(265,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Founder Shares	5,000
Interest earned on marketable securities held in Trust Account	(3,042)
Changes in operating assets and liabilities:
Prepaid expenses	(897,311)
Accrued expenses	10,314

Net cash used in operating activities	$(1,150,669)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	$(250,000,000)

Net cash used in investing activities	$(250,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Shares, net of underwriting discounts paid	$245,600,000
Proceeds from sale of Private Placement Shares	6,400,000
Advances from related party	64,119
Repayment of advances from related party	(25,692)
Proceeds from promissory note – related party	300,000
Repayment of promissory note – related party	(300,000)
Payment of offering costs	(368,190)

Net cash provided by financing activities	$251,670,237

Net Change in Cash	$519,568
Cash – Beginning of period (inception)	—

Cash – End of period	$519,568

Non-Cash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$20,000

Deferred underwriting fee payable	$7,700,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Social Capital Suvretta Holdings Corp. I (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on

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
As of September 30, 2021, the Company had not commenced

any operations. All activity for the period from February 25, 2021 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The registration statements for the Company’s Initial Public Offering became effective on June 29, 2021. On July 2, 2021, the Company consummated the Initial Public Offering of 25,000,000 Class A ordinary shares (the “Public Shares”), which includes the partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Public Shares, at $10.00 per Public Share, generating gross proceeds of $250,000,000, which is described in Note 4.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 640,000
Class A ordinary shares (the “Private Placement Shares”) at a price of
$10.00 per Private Placement Share in a private placement to SCS Sponsor I LLC, a Cayman Islands limited liability company (the “Sponsor”), generating gross proceeds of $6,400,000, which is described in Note 5.
Transaction costs amounted to $12,488,190, consisting of $4,400,000 of underwriting fees, $7,700,000 of deferred underwriting fees and $388,190 of other offering costs.
In connection with the closing of the Initial Public Offering on July 2, 2021, an amount of
$250,000,000 ($10.00
per Public Share) from the net proceeds of the sale of the Public Shares in the Initial Public Offering and the sale of the Private Placement Shares was placed in a trust account (the “Trust Account”), to be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”). Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest of: (a) the completion of a Business Combination; (b) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem
100%
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding any deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the Company signing a definitive agreement in connection with the Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company
owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully
.
The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination, either (a) in connection with a general meeting called to approve the Business Combination or (b) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem all or a portion of their Public Shares at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to the limitations described below.
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
If a shareholder vote is not required in connection with a Business Combination and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or the Company decides to obtain shareholder approval for business or other reasons, the Company will conduct the redemptions in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules and will file proxy materials with the SEC. If the Company seeks shareholder approval in connection with a Business Combination, the Company will complete such Business Combination only if the Company receives an ordinary resolution under Cayman Islands law, which requires the affirmative vote of holders of a majority of ordinary shares who attend and vote at a general meeting of the Company. The Public Shareholders may elect to redeem their Public Shares without voting and, if they do vote, irrespective of whether they vote for or against a Business Combination.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
Notwithstanding the foregoing redemption rights, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 15%
of the Public Shares without the Company’s prior written consent.
The Sponsor and the Company’s directors and officers have agreed to waive: (a) their redemption rights with respect to any Founder Shares, Private Placement Shares and Public Shares held by them, as applicable, in connection with the completion of a Business Combination; (b) their redemption rights with respect to any Founder Shares, Private Placement Shares and Public Shares held by them in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem
100%
of the Public Shares if the Company does not complete a Business Combination within the Combination Period, or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-Business Combination activity; and (c) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Shares they hold if the Company fails to complete a Business Combination within the Combination Period or during any applicable extension period (although such persons will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete a Business Combination within the prescribed time frame). If the Company submits the Business Combination to the Public Shareholders for a vote, the Sponsor and the Company’s directors and officers have also agreed to vote any Founder Shares, Private Placement Shares and Public Shares held by them in favor of the Business Combination.
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
Liquidity and Going Concern
As of September 30, 2021, the Company had $519,568 in its operating bank accounts, $250,003,042 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $1,368,138. As of September 30, 2021, approximately $3,000 of the amount on deposit in the Trust Account represented interest income.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.
The Company
may
need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
NOTE 2.
RESTATEMENT OF
PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it was appropriate to restate
the presentation of Class A ordinary shares subject to possible redemption to reflect its Public Shares within temporary equity after determining the Public Shares redemption feature is not solely within the control of the Company. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, Accounting Standards Codification (“ASC”) 480, paragraph 10-99, redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity. The Company previously recorded the Class A ordinary shares subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than
 $5,000,001,
thus recording a portion of the Class A ordinary shares as permanent equity. The restatement resulted
in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.
There has been no change in the Company’s total assets, liabilities or operating results.
The impact of
the restatement on
the Company’s financial statements previously included on Form 8-K as filed on July 2, 2021 is reflected in the following table.

Balance Sheet as of July 2, 2021	As Previously Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$238,931,480	$11,068,520	$250,000,000
Class A ordinary shares	$175	$(111)	$64
Additional paid-in capital	$5,004,522	$(5,004,522)	$—
Accumulated deficit	$(5,325)	$(6,063,887)	$(6,069,212)
Total Permanent Equity (Deficit)	$5,000,005	$(11,068,520)	$(6,068,515)
Number of Class A ordinary shares subject to possible redemption	23,893,148	1,106,852	25,000,000

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented
.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 1, 2021, as well as the Company’s Current Report on Form
8-K,
as filed with the SEC on July 9, 2021. The interim results for the three months ended September 30, 2021 and for the period from February 25, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.
Marketable Securities Held in Trust Account
At September 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases
or
decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Offering Costs
The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. The Company incurred offering costs amounting to $12,488,190 as a result of the IPO consisting of $4,400,000 of underwriting commissions, $7,700,000 of deferred underwriting commissions, and $388,190 of other offering costs. The offering costs were charged to temporary equity and additional paid-in capital upon the completion of the IPO. Immediately thereafter, temporary equity was remeasured and an adjustment was recognized through additional paid in capital and accumulated deficit to adjust temporary equity to the redemption value.
Share-Based Payment Arrangements
The Company accounts for stock awards in accordance with ASC 718, “Compensation - Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the stock.
Costs
equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition become probable
(i.e., the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.
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
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management has determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Net Loss per Ordinary Share
Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. The
Company has two classes of shares
, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable Class A ordinary shares is excluded from net loss per ordinary share as the redemption value approximates fair value.
As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		For the Period from February 25, 2021 (Inception) Through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(208,889)	$(51,416)	$(173,101)	$(92,529)
Denominator:
Basic and diluted weighted average shares outstanding	25,358,242	6,241,758	10,884,906	5,818,396

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts.
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
NOTE 4. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 25,000,000 Public Shares, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Public Shares, at a price of $10.00 per Public Share. Unlike some other initial public offerings of special purpose acquisition companies, investors in the Initial Public Offering did not receive any warrants (which would typically become exercisable following completion of the Business Combination).
NOTE 5. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 640,000 Private Placement Shares at a price of $10.00 per Private Placement Share, for an aggregate purchase price of

$6,400,000.
Each Private Placement Share is identical to the Class A ordinary shares sold in the Initial Public Offering, subject to certain limited exceptions as described in Note 8. A portion of the proceeds from the sale of the Private Placement Shares was added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period or during any applicable extension period, the proceeds from the sale of the Private Placement Shares held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Shares will be worthless.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 6. RELATED PARTY TRANSACTIONS
Founder Shares
On March 2, 2021, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for which the Sponsor received 5,750,000 Class B ordinary shares (the “Founder Shares”). On June 29, 2021, the Company effected a share capitalization with respect to its Class B ordinary shares of 575,000 shares thereof, resulting in the Company’s initial shareholders holding an aggregate of 6,325,000
Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share capitalization. The Founder Shares included an aggregate of up to

825,000
shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. As a result of the underwriters’ election to partially exercise their over-allotment option, a total of
750,000
Founder Shares are no longer subject to forfeiture and
75,000
Founder Shares were forfeited, resulting in an aggregate of

6,250,000
Founder Shares outstanding. In June 2021, the Sponsor transferred
30,000
Founder Shares to Vladimir Coric, an independent director of the Company.
The Founders Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). As of September 30, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.
The Sponsor and the Company’s
directors and officers have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier of: (A)
one
year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $
12.00
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

Administrative Services Agreement
The Company entered into an agreement in which it will pay an affiliate of the Sponsor
$10,000
per month, commencing on June 30, 2021, for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2021 and for the period from February 25, 2021 (inception) through September 30, 2021, the Company incurred

$30,000 in fees for these services
.

As of September 30, 2021, a total of $30,000 was included in Advance from Related Party in the accompanying condensed balance sheet.
Advance from Related Party
As of September 30, 2021, the Sponsor had advanced the Company $64,119 for working capital purposes, of which $25,692 was repaid during the three months ended September 30, 2021. As of September 30, 2021, the outstanding balance under the advance amounted to $38,427.
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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, it may repay such loaned amounts out of the proceeds of the Trust Account. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such Working Capital Loans may be convertible into shares at a price of $10.00 per share at the option of the lender. Such shares would be identical to the Private Placement Shares. As of September 30, 2021, there wer
e no outstanding amounts under the Working Capital Loans.
NOTE 7. COMMITMENTS AND CONTINGENCIES
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
SEPTEMBER 30, 2021
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
Restricted Stock Unit Award
In September 2021, pursuant to a Director Restricted Stock Unit Award Agreement, dated September 24, 2021, between the Company and Mr. Sundaram, the Company granted

30,000

restricted stock units (“RSUs”) to Mr. Sundaram, which grant is contingent on both the consummation of a Business Combination and a shareholder approved equity plan. The RSUs will vest upon the consummation of such Business Combination and represent
30,000

Class A ordinary shares of the Company that will settle on a date determined in the sole discretion of the Company that shall occur between the vesting date and March 15 of the year following the year in which vesting occurs.
NOTE 8. TEMPORARY EQUITY AND PERMANENT
DEFICIT
Preference Shares
—
The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Company’s board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the Company’s ordinary shares and could have anti-takeover effects. At September 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. At September 30, 2021, there were 640,000 Class A ordinary shares issued and outstanding, excluding 25,000,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity.
Class
 B Ordinary Shares
—The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. At September 30, 2021, there were 6,250,000 Class B ordinary shares issued and outstanding.
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
basis.
Private Placement Shares
—The Private Placement Shares are not transferable, assignable, or salable until 30 days after the completion of a Business Combination (except, among other limited exceptions, to the Company’s directors and officers and other persons or entities affiliated with the Sponsor). Holders of the Private Placement Shares are entitled to certain registration rights. If the Company does not complete a Business Combination within the Combination Period or during any applicable extension period, the proceeds from the sale of the Private Placement Shares held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Shares will be worthless.
NOTE 9. FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that are
re-measured
and reported at fair value at least annually.
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:
Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:
Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$250,003,042
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
This Condensed Balance Sheet has been
reported
 to give effect to the restatement of our financial statements as of July 2, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.
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
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. All activity for the period from February 25, 2021 (inception) through September 30, 2021 relates to our formation, the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended September 30, 2021, we had a net loss of $260,305, which consisted of formation and operating costs of $263,347, offset by interest earned on marketable securities held in Trust Account of $3,042.
For the period February 25, 2021 (inception) through September 30, 2021, we had net loss of $265,630, which consisted of formation and operating costs of $268,672, offset by interest earned on marketable securities held in Trust Account of 3,042.
Liquidity and Capital Resources
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
For the period from February 25, 2021 (inception) through September 30, 2021, cash used in operating activities was $1,150,669. Net loss of $265,630 was affected by interest earned on marketable securities held in Trust Account of $3,042 and formation costs of $5,000 paid by the Sponsor in exchange for the issuance of Founder Shares. Changes in operating assets and liabilities used $886,997 of cash for operating activities.
As of September 30, 2021, we had cash and marketable securities held in the Trust Account of $250,003,042. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), excluding deferred underwriting commissions, to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $519,568 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
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
If we are unable to raise such additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor $10,000 per month for office space, administrative and support services. We began incurring these fees on June 30, 2021 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and our liquidation.
The underwriters are entitled to a deferred underwriting commission of $0.35 per Public Share sold in the base offering, or $7,700,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies
The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible conversion in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of our condensed balance sheet.
Net Loss per Ordinary Share
Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules

13a-15(e)

and

15d-15(e)

under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that solely due to the events that led to the Company’s restatement of its financial statements to reclassify all redeemable equity instruments to temporary equity from permanent equity, during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting
,

as the circumstances that led to the restatement of our financial statement described in Note 2 to the accompanying financial statements had not yet been identified. Management has identified a material weakness in internal controls related to the accounting for our complex financial instruments (including redeemable equity instruments as described above). In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our prospectus for our Initial Public Offering filed with the SEC on July 2, 2021. There have been no material changes in our risk factors since such filing, except for the following:
The Company has

identified a material weakness in

its

internal control over financial reporting as of September 30, 2021. If the Company is

unable to develop and maintain an effective system of internal control over financial reporting,

it

may not be able to accurately report

its

financial results in a timely manner, which may adversely affect investor confidence in the Company

and materially and adversely affect

the Company’s

business and operating

results.
In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it was appropriate to restate the presentation of Class A ordinary shares subject to possible redemption to reflect its Public Shares within temporary equity after determining the Public Shares redemption feature is not solely within the control of the Company. As part of such process, the Company identified a material weakness in its internal controls over financial reporting related to the accounting for our complex financial instruments (including redeemable equity instruments as described above). In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
A
material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.
Effective internal controls are necessary for the Company to provide reliable financial reports and prevent fraud. The Company continues to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
A
material weakness could limit the Company’s ability to prevent or detect a misstatement of its accounts or disclosures that could result in a material misstatement of the Company’s annual or interim financial statements. In such a case, the Company may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in the Company’s financial reporting, the Company’s securities price may decline and the Company may face litigation as a result of the foregoing. The Company cannot assure you that the measures it has taken to date, or any measures it may take in the future, will be sufficient to avoid potential future material weaknesses.
Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
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
(No.
333-256723
and
333-257543).
The registration statements became effective on June 29, 2021.
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

3.1(1)	Amended and Restated Memorandum and Articles of Association of the Registrant.

10.1(2)	Letter Agreement, dated September 24, 2021, between the Company and Mr. Sundaram.

10.2(3)	Indemnity Agreement, dated September 24, 2021, between the Company and Mr. Sundaram.

10.3(4)	Director Restricted Stock Unit Award Agreement, dated September 24, 2021, between the Company and Mr. Sundaram.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2021.
(2)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 24, 2021.
(3)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 24, 2021.
(4)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 24, 2021.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I

Dat e: November 15, 202 1	By:	/s/ Chamath Palihapitiya
	Name:	Chamath Palihapitiya
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dat e: November 15, 202 1	By:	/s/ James Ryans
	Name:	James Ryans
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)