Form 10-K
period 2021-12-31
Social Capital Suvretta Holdings Corp. I
filed 2022-03-24
CIK 1850266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 001-40558

Social Capital Suvretta Holdings Corp. I
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1586159
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2850 W. Horizon Ridge Parkway, Suite 200 Henderson, NV	89052
(Address of Principal Executive Offices)	(Zip Code)
(650)
521-9007
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A ordinary shares, $0.0001 par value per share	DNAA	Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No    ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act):    Yes  ☒    No  ☐
The Registrant’s Class A ordinary shares, $0.0001 par value per share, were not issued until July 2, 2021 in connection with the Registrant’s initial public offering. The aggregate market value of the Registrant’s ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at July 2, 2021, was approximately $251,000,000.
As of March 23, 2022, there were
25,640,000 Class A ordinary shares, $0.0001 par value per share, and 6,250,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY
This Annual Report on
Form 10-K
contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, including with respect to our recently announced proposed business combination with Akili (as defined below). These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements contained in this Annual Report on
Form 10-K
are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties, which are more fully described under “Item 1A. Risk Factors”, include, but are not limited to, the following risks, uncertainties and other factors:

•	our being a company with no operating history and no operating revenues;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination, including our recently announced proposed business combination with Akili;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, including with respect to IPOD, IPOF, and the Other SCS SPACs (each as defined below);

•	the ability of our directors and officers to generate a number of potential business combination opportunities;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses and the biotechnology industry;

•
our ability to consummate an initial business combination due to the uncertainty resulting from the
COVID-19
pandemic and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases);

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties;

•	our financial performance;

•
our compliance with all laws, rules, regulations, and requirements that affect our business, including those related to our obligations under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”); and

•
the other risk and uncertainties discussed in “Item 1.A. Risk Factors,” elsewhere in this Annual Report on
Form 10-K
and in our other filings with the Securities and Exchange Commission (the “SEC”), including in our preliminary prospectus/proxy statement included in the Registration Statement on Form
S-4
that we have filed with the SEC relating to our proposed business combination with Akili (the “Akili Disclosure Statement”).

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I.
References in this Annual Report on
Form 10-K
(this “Annual Report”) to (i) “we,” “us,” “our” or the “Company” are to Social Capital Suvretta Holdings Corp. I, a blank check company incorporated as a Cayman Islands exempted company, (ii) our “initial shareholders” refer to our Sponsor and the other holder of our Class B ordinary shares (our “founder shares”) prior to our initial public offering (the “Initial Public Offering”), (iii) our “management” or our “management team” are to our officers and directors, (iv)“Social Capital” are to Social Capital Holdings Inc. and, where applicable, its affiliates, (v) our “Sponsor” refer to SCS Sponsor I LLC, a Cayman Islands limited liability company and (vi) “Suvretta” are to Suvretta Capital Management, LLC and, where applicable, its affiliates.
Item 1. Business.
Overview
We are a blank check company incorporated on February 25, 2021, as a Cayman Islands exempted company, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Our sponsor is SCS Sponsor I LLC, a Cayman Islands exempted limited liability company (our “Sponsor”).
While we may pursue an initial Business Combination target in any industry, subsector therein or geographic location (subject to certain limitations), we intend to focus our search for a target business operating in the biotechnology industry and within the neurology subsector of such industry.
The registration statements for our Initial Public Offering became effective on June 29, 2021 and June 30, 2021. On July 2, 2021, we consummated our Initial Public Offering of 25,000,000 Class A ordinary shares (the “public shares”), which includes a partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 public shares, at $10.00 per public share, generating gross proceeds of $250 million, and incurring offering costs of approximately $12.5 million, inclusive of approximately $7.7 million in deferred underwriting commissions.
Substantially concurrently with the closing of the Initial Public Offering, we consummated the private placement (the “Private Placement”) of 640,000 Class A ordinary shares (each, a “private placement share” and collectively, the “private placement shares”), at a price of $10.00 per share to the Sponsor, generating gross proceeds of $6.4 million.
Upon the closing of the Initial Public Offering and the Private Placement, $250.0 million ($10.00 per public share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”) located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in a money market fund meeting certain conditions of
Rule 2a-7
of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of our initial Business Combination and (ii) the distribution of the funds in the Trust Account as described below.
Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the private placement shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Nasdaq listing rules require that we complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% of net assets test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain a valuation opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We intend to effectuate a Business Combination using the proceeds from the Initial Public Offering and Private Placement, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt. We have not engaged in, and we will not engage in, any operations until we complete a Business Combination, and we have not generated any operating revenue to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. Our entire activity since inception through December 31, 2021, related to our formation, matters related to our Initial Public Offering, and following the closing of the Initial Public Offering, matters related to an initial Business Combination. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”).
We will provide the holders of the public shares (the “public shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a Business Combination or conduct a tender offer will be made by us. The public shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account, calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our tax obligations, subject to the limitations described herein. The per-share
amount to be distributed to the public shareholders who redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter.
We will have until July 2, 2023 to consummate a Business Combination, which date may be extended pursuant to our Amended and Restated Memorandum and Articles of Association (such period, as it may be extended, the “Combination Period”). However, if we have not completed a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable)
divided by
the number of then outstanding public shares, which redemption will completely extinguish the rights of the public shareholders as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of a liquidation, the public shareholders will be entitled to receive a full pro rata interest in the Trust Account.
Proposed Akili Business Combination
On January 26, 2022, we entered into an Agreement and Plan of Merger (the “Akili Merger Agreement”) by and among us, Karibu Merger Sub, Inc., a Delaware corporation and our direct wholly owned subsidiary (“Merger Sub”), and Akili Interactive Labs, Inc., a Delaware corporation (“Akili”).
The Akili Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Akili Merger Agreement, the “Akili Business Combination”): (1) at the closing of the transactions contemplated by the Akili Merger Agreement (the “Closing”), upon the terms and subject to the conditions thereof, and in accordance with the Delaware General Corporation Law, as amended (the “DGCL”), Merger Sub will merge with and into Akili, with Akili continuing as the surviving corporation and our wholly owned subsidiary (the “Merger”); (2) at the Closing, all of the outstanding capital stock of Akili and all options and warrants to acquire capital stock of Akili will be converted into the right to receive shares of common stock, par value $0.0001 per share, of the Company (after the Domestication (as defined below)) (“SCS Common Stock”) or comparable equity awards or warrants that are settled or are exercisable for shares of SCS Common Stock, representing an aggregate of 60 million shares of SCS Common Stock; (3) at the Closing, we will deposit into an escrow account for the benefit of the pre-Closing
Akili stockholders, optionholders and warrantholders an aggregate number of shares of SCS Common Stock equal to 7.5% of the fully diluted shares of SCS Common Stock (including shares reserved under the equity incentive plan to be adopted by the combined company in connection with the Closing), determined as of immediately following the Closing (collectively, the “Earnout Shares”), which Earnout Shares will be subject to release from escrow to the pre-Closing
Akili stockholders, optionholders and warrantholders in three equal tranches upon the daily volume weighted average price of a share of SCS Common Stock reaching $15.00/share, $20.00/share and $30.00/share, respectively, over any 20 trading days within any 30 consecutive trading day period following the Closing and prior to the fifth anniversary of the Closing, in each case, on the terms set forth in the Akili Merger Agreement; and (4) at the Closing, SCS will be renamed “Akili, Inc.” The Closing is subject to the satisfaction or waiver of certain closing conditions contained in the Akili Merger Agreement, including the approval of our shareholders.
Prior to the Closing, subject to the approval of our shareholders, and in accordance with the DGCL, the Cayman Islands Companies Act (As Revised) (the “CICA”) and our Amended and Restated Memorandum and Articles of Association, we will effect a deregistration under the CICA and a domestication under Section 388 of the DGCL, pursuant to which our jurisdiction of incorporation will be changed from the Cayman Islands to the State of Delaware (the “Domestication”). In connection with the Domestication, (i) each of our then issued and outstanding Class A ordinary shares will convert automatically, on a one-for-one
basis, into a share of SCS Common Stock, which is entitled to one vote per share, and (ii) each of our then issued and outstanding Class B ordinary shares will convert automatically, on a one-for-one
basis, into a share of SCS Common Stock.
On January 26, 2022, concurrently with the execution of the Akili Merger Agreement, we entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”), pursuant to which the PIPE Investors have subscribed for an aggregate of 16,200,000 shares of SCS Common Stock for an aggregate purchase price of $162,000,000 (the “PIPE Investment”), of which approximately $135,400,000 is committed by certain existing directors, officers and equityholders of, or investment funds managed by, us, the Sponsor, Suvretta and/or their respective affiliates (the “Sponsor Related PIPE Investors”). The PIPE Investment will be consummated substantially concurrently with the Closing.
The consummation of the proposed Akili Business Combination is subject to certain conditions as further described in the Akili Merger Agreement.
For more information about the Akili Merger Agreement and the proposed Akili Business Combination, see our Current Report on Form
8-K
filed with the SEC on January 26, 2022, as amended on January 27, 2022, and the Akili Disclosure Statement that we have filed with the SEC. Unless specifically stated, this Annual Report does not give effect to the proposed Akili Business Combination and does not contain the risks associated with the proposed Akili Business Combination. Such risks and effects relating to the proposed Akili Business Combination are included in the Akili Disclosure Statement.
Our Acquisition and Value Creation Strategy
We intend to leverage what we believe is a competitive advantage in sourcing potential targets that will materially benefit from our differentiated expertise and where we are best situated to augment the value of the business following the completion of our Business Combination.
We believe our management team is well-positioned to identify different opportunities across the private biotechnology company landscape. Our selection process will leverage our relationships with leading biotechnology company founders, executives of private and public companies, venture capitalists and growth equity funds, in addition to the extensive industry and geographical reach of Social Capital and Suvretta’s platforms.
Given our profile and approach, we anticipate that target business candidates may be brought to our attention from various sources, in particular founders of and investors in other private and public biotechnology companies in our networks. We also believe that our management team’s reputation, experience and track record of investing will make us a preferred partner for these potential targets.
Our Acquisition Process
Certain members of our management team are employed by either Social Capital or Suvretta or one of their respective affiliates. Social Capital and Suvretta are made aware of potential business opportunities from time to time, one or more of which we may desire to pursue, for a Business Combination.

Our search for a Business Combination, ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the coronavirus
(“COVID-19”)
pandemic and other events and the status of debt and equity markets. See “Item 1.A. Risk Factors  —  Risks Relating to Our Search for, and Consummation of or Inability to Consummate a Business Combination —  Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the
COVID-19
pandemic and the status of debt and equity markets.”
All of our officers and certain of our directors have fiduciary and contractual duties to either Social Capital or Suvretta and, as applicable, their underlying clients, and to certain companies in which either of them has invested or are otherwise affiliated with. These entities, including Social Capital Suvretta Holdings Corp. II (“DNAB”), Social Capital Suvretta Holdings Corp. III (“DNAC”) and Social Capital Suvretta Holdings Corp. IV (“DNAD” and, collectively with DNAB and DNAC, the “Other SCS SPACs”) and Social Capital Hedosophia Holdings Corp. IV (“IPOD”), Social Capital Hedosophia Holdings Corp. VI (“IPOF”), and which are described below under “—  Additional Disclosers,” may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. Subject to his or her fiduciary duties under Cayman Islands law, none of the members of our management team who are also employed by our Sponsor or its affiliates have any obligation to present us with any opportunity for a potential Business Combination of which they become aware. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial Business Combination, and any such involvement may result in conflicts of interests as described herein. Members of our management team, in their capacities as directors, officers or employees of our Sponsor or its affiliates or in their other endeavors (including other special purpose acquisition companies they are or may become involved with), may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our Sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. For more information, see “Item 10. Directors, Executive Officer and Corporate Governance.”
Our directors and officers presently have, and any or all of them in the future may have, additional, fiduciary or contractual obligations to other entities (including other special purpose acquisition companies they are or may become involved with) pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Our directors and officers are also not required to commit any specified amount of time to our affairs, including our management team who will be spending material business time on their other duties, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. See “Item 1.A. Risk Factors  —  Risks Relating To Our Management Team and Conflicts of Interest — Certain of our directors and officers are now, and expect in the future to become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”
We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to identify and pursue Business Combination opportunities (if we do not consummate the proposed Akili Business Combination) or complete our initial Business Combination, including the proposed Akili Business Combination.
You should not rely on the historical record of our founders’ and management’s performance as indicative of our future performance. See “Item 1.A. Risk Factors  — Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in the company.”

Additional Disclosures
Certain of our directors and each of our officers are or have been involved with other special purpose acquisition companies. Below is a summary of those special purpose acquisition companies sponsored by affiliates of our sponsor. For additional information, see “Part III — Item 10. Management.”
In February 2021, Chamath Palihapitiya and Kishan (a/k/a Kishen) Mehta founded our company and each of the Other SCS SPACs, each a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a business combination. Mr. Palihapitiya serves as the Chief Executive Officer and Chairman of the board of directors and Mr. Mehta serves as President and as a director of each of the SCS SPACs. Each of the Other SCS SPACs completed its initial public offering in July 2021, in which each sold 25,000,000 of its Class A ordinary shares, for an offering price of $10.00 per share, generating aggregate proceeds of $250,000,000 for such Other SCS SPACs. DNAC has not yet consummated a business combination; however, on January 18, 2022, DNAC announced that it had entered into a definitive agreement with ProKidney LP (“ProKidney”). DNAC’s transaction with ProKidney is subject to approval of DNAC’s shareholders and other customary closing conditions. Neither DNAB nor DNAD has yet announced or consummated a business combination. While each of the Other SCS SPACs may pursue an initial business combination target in any industry, subsector therein or geographic location (subject to certain limitations), each intends to focus its search for a target business operating in the biotechnology industry.
In July 2020, Mr. Palihapitiya, together with Ian Osborne, founded Social Capital Hedosophia Holdings Corp. V (“IPOE”), a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a business combination. Mr. Palihapitiya served as the Chief Executive Officer and Chairman of the board of directors of IPOE. IPOE completed its initial public offering in October 2020, in which it sold 80,500,000 units, each consisting of one IPOE Class A ordinary share and one-fourth
of one redeemable warrant for one IPOE Class A ordinary share, for an offering price of $10.00 per unit, generating aggregate proceeds of $805,000,000. In May 2021, IPOE consummated a merger with Social Finance, Inc. (“SoFi”), which operates a financial services platform. SoFi’s common stock currently trades on The Nasdaq Global Select Market under the symbol “SOFI”.
Additionally, in July 2020, Mr. Palihapitiya, together with Mr. Osborne, founded IPOD and IPOF, each a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a business combination. Mr. Palihapitiya serves as the Chief Executive Officer and Chairman of the board of directors of each of IPOD and IPOF. IPOD completed its initial public offering in October 2020, in which it sold 46,000,000 units, each consisting of one IPOD Class A ordinary share and one-fourth
of one redeemable warrant for one IPOD Class A ordinary share, for an offering price of $10.00 per unit, generating aggregate proceeds of $460,000,000. IPOF completed its initial public offering in October 2020, in which it sold 115,000,000 units, each consisting of one IPOF Class A ordinary share and one-fourth
of one redeemable warrant for one IPOF Class A ordinary share, for an offering price of $10.00 per unit, generating aggregate proceeds of $1,150,000,000. Neither IPOD nor IPOF has yet announced or consummated a business combination. While IPOD and IPOF may each pursue an initial business combination target in any industry or geographic location (subject to certain limitations), each intends to focus its search for a target business operating in the technology industries.
In October 2019, Mr. Palihapitiya, together with Mr. Osborne, founded Social Capital Hedosophia Holdings Corp. III (“IPOC”), a blank check company incorporated for the purposes of effecting a business combination. Mr. Palihapitiya served as the Chief Executive Officer and Chairman of the board of directors of IPOC. IPOC completed its initial public offering in April 2020, in which it sold 82,800,000 units, each consisting of one IPOC Class A ordinary share and one-third
of one redeemable warrant for one IPOC Class A ordinary share, for an offering price of $10.00 per unit, generating aggregate proceeds of $828,000,000. In January 2021, IPOC consummated a merger with Clover Health Investments, Corp. (“Clover Health”), which operates next-generation Medicare Advantage plans. Clover Health’s common stock currently trades on The Nasdaq Global Select Market under the symbol “CLOV”.
In October 2019, Mr. Palihapitiya, together with Mr. Osborne, founded Social Capital Hedosophia Holdings Corp. II (“IPOB”), a blank check company incorporated for the purposes of effecting a business combination. Mr. Palihapitiya served as the Chief Executive Officer and Chairman of the board of directors of IPOB. IPOB completed its initial public offering in April 2020, in which it sold 41,400,000 units, each consisting of one IPOB Class A ordinary share and one-third
of one redeemable warrant for one IPOB Class A ordinary share, for an offering price of $10.00 per unit, generating aggregate proceeds of $414,000,000. In December 2020, IPOB consummated a merger with Opendoor Technologies Inc. (“Opendoor”), a leading digital platform for residential real estate. Opendoor’s common stock currently trades on The Nasdaq Global Select Market under the symbol “OPEN”.
In May 2017, our founders, Chamath Palihapitiya, together with Ian Osborne, founded Social Capital Hedosophia Holdings Corp. (“IPOA”), a blank check company incorporated for the purposes of effecting a business combination. Mr. Palihapitiya served as the Chief Executive Officer and Chairman of the board of directors, Mr. Osborne served as President and as a director of IPOA. IPOA completed its initial public offering in September 2017, in which it sold 69,000,000 units, each consisting of one IPOA Class A ordinary share and one-third
of one redeemable warrant for one IPOA Class A ordinary share, for an offering price of $10.00 per unit, generating aggregate proceeds of $690,000,000. In October 2019, IPOA consummated a merger with Virgin Galactic, a vertically-integrated aerospace company pioneering human spaceflight for private individuals and researchers. Virgin Galactic’s common stock currently trades on NYSE under the symbol “SPCE”.
Initial Business Combination
The Nasdaq listing rules require that we complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% of net assets test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain a valuation opinion from an independent investment banking firm that is a member of FINRA, or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We will only complete our initial Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial Business Combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our issued and outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net assets test.
Competition
We have encountered, and expect to continue to encounter, intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies (including potentially from the Other SCS SPACs, each of which is focused on pursuing an initial business combination with a target operating in the biotechnology industry) and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the private placement shares, if the proposed Akili Business Combination is not consummated, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial Business Combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not completed our initial Business Combination within the Combination Period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account.
Human Capital Resources
We currently have three officers and do not intend to have any full-time employees prior to the completion of our initial Business Combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that any such person will devote in any time period will vary based on the status of the proposed Akili Business Combination and, if the proposed Akili Business Combination is not consummated, whether a different target business has been selected for our initial Business Combination and the current stage of the Business Combination process.

Item 1.A. Risk Factors.
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results. For risk factors related to the proposed Akili Business Combination, see the “Risk Factors” section of the Akili Disclosure Statement that we have filed with the SEC.
Risks Relating to Our Search for, Consummation of or Inability to Consummate a Business Combination
Our public shareholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete our initial Business Combination even though a majority of our public shareholders do not support such a combination.
We may not hold a shareholder vote to approve our initial Business Combination unless the Business Combination would require shareholder approval under applicable law or stock exchange rules or if we decide to hold a shareholder vote for business or other reasons. For instance, the Nasdaq listing rules currently allow us to engage in a tender offer in lieu of a general meeting, but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any Business Combination. Therefore, if we were structuring a Business Combination that required us to issue more than 20% of our issued and outstanding shares, we would seek shareholder approval of such Business Combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial Business Combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the Business Combination we consummate.
If we seek shareholder approval of our initial Business Combination, our initial shareholders, directors and officers have agreed to vote in favor of such initial Business Combination, regardless of how our public shareholders vote.
Unlike some other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial Business Combination, our initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of letter agreements entered into with us, to vote their founder shares, private placement shares and any public shares held by them in favor of our initial Business Combination. As a result, in addition to our initial shareholders’ founder shares and the private placement shares, we would need 9,055,001, or 36.22% (assuming all issued and outstanding shares are voted), or 1,082,502, or 4.33% (assuming only the minimum number of shares representing a quorum are voted), of the 25,000,000 public shares sold in the Initial Public Offering to be voted in favor of an initial Business Combination in order to have such initial Business Combination approved. We expect that our initial shareholders and their permitted transferees will own at least 21.6% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial Business Combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.
Your only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such Business Combination.
At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since we may complete a Business Combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the Business Combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial Business Combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.
We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with a Business Combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial Business Combination. If we are able to consummate an initial Business Combination, the per-share
value of shares held by
non-redeeming
shareholders will reflect our obligation to pay and the payment of the deferred underwriting commissions. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.
At the time we enter into an agreement for our initial Business Combination, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure.
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful increases. If our initial Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.
The requirement that we complete our initial Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.
Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination by July 2, 2023, the date that is 24 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of the
24-month
period. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation. In July 2021, the SEC charged a SPAC for misleading disclosures, which could have been corrected with more adequate due diligence, and obtained substantial relief against the SPAC and its sponsor. Although we will invest in due diligence efforts and commit management time and resources to such efforts, there can be no assurance that our due diligence will unveil all potential issues with a target business and that we or our sponsor will not become subject to regulatory actions related to such efforts.

We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances.
Our Sponsor, directors and officers have agreed that we must complete our initial Business Combination within 24 months from the closing of the Initial Public Offering. We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the equity and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters, global hostilities or a significant outbreak of infectious diseases. For example, the
COVID-19
pandemic continues both in the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the
COVID-19
pandemic and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.
If we have not completed our initial Business Combination within the Combination Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by
the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.
Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the
COVID-19
pandemic and other events and the status of debt and equity markets.
The
COVID-19
pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a Business Combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if concerns relating to
COVID-19
or other events restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which
COVID-19
impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of
COVID-19
variants and the actions to contain
COVID-19
or treat its impact, among others. If the disruptions posed by
COVID-19
or other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) continue for a prolonged period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.
In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by
COVID-19
and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases), including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.
Finally, the
COVID-19
pandemic and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our securities.
If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial Business Combination. Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial Business Combination or not redeem their public shares. However, our Sponsor, directors, officers, advisors or any of their respective affiliates are under no obligation or duty to do so and they have no current commitments, plans or intentions to engage in any such transactions and have not formulated any terms or conditions for any such transactions. The purpose of such purchases could be to vote such shares in favor of our initial Business Combination and thereby increase the likelihood of obtaining shareholder approval of our initial Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial Business Combination that may not otherwise have been possible.
In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
You are not entitled to protections normally afforded to investors of many other blank check companies.
We are exempt from certain rules promulgated by the SEC related to certain blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering was subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.
If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.
If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.
Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares.
We have encountered, and expect to continue to encounter, intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies (including potentially from the Other SCS SPACs, each of which is focused on pursuing an initial business combination with a target operating in the biotechnology industry) and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the private placement shares, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial Business Combination and we are obligated to pay cash for our public shares, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.
As the number of special purpose acquisition companies increases, attractive targets may become scarce and there may be more competition to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination and/or complete our initial Business Combination.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination and/or complete our initial Business Combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination.
If the funds not being held in the Trust Account are insufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, we may be unable to complete our initial Business Combination.
The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, assuming that our initial Business Combination is not completed during that time. We have incurred, and expect to continue to incur, significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through the proceeds from the Initial Public Offering held outside of the Trust Account and potential loans from certain of our affiliates are discussed in the section of the annual report titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.
Of the funds available to us, we could use a portion of the funds to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we enter into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.
Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.
Recently, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.
The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-Business Combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-Business Combination’s ability to attract and retain qualified officers and directors.
In addition, after completion of any initial Business Combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial Business Combination. As a result, in order to protect our directors and officers, the post-Business Combination entity may need to purchase additional insurance with respect to any such claims
(“run-off
insurance”). The need for
run-off
insurance would be an added expense for the post-Business Combination entity and could interfere with or frustrate our ability to consummate an initial Business Combination on terms favorable to our investors.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.00 per share.
Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not completed our initial Business Combination within the required time period, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share
redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors.
Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party that executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Our Sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per public share in connection with any redemption of your public shares. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.
In the event that the proceeds in the Trust Account are reduced below the lesser of (1) $10.00 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per share.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share
redemption amount received by public shareholders may be less than $10.00 per share.
The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro rata share of the proceeds held in the Trust Account, plus
any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share
redemption amount received by public shareholders may be less than $10.00 per share. Negative interest rates could also reduce the amount of funds we have available to complete our initial Business Combination.
If, before distributing the proceeds in the Trust Account to our public shareholders, we file a winding-up
or bankruptcy petition or an involuntary
winding-up
or bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share
amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the Trust Account to our public shareholders, we file a winding-up
or bankruptcy petition or an involuntary
winding-up
or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any liquidation claims deplete the Trust Account, the per-share
amount that would otherwise be received by our shareholders in connection with our liquidation would be reduced.
If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a winding-up
or bankruptcy petition or an involuntary
winding-up
or bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a winding-up
or bankruptcy petition or an involuntary
winding-up
or bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public shareholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,
each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations to which we are currently not subject.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under
Rule 2a-7
under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in
Rule 3a-1
promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account.
Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements, our business combination may be contingent on our ability to comply with certain laws and regulations and any post-business combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.
If we have not completed our initial Business Combination within the Combination Period, our public shareholders may be forced to wait beyond the Combination Period before redemption from our Trust Account.
If we have not completed our initial Business Combination within the Combination Period, we will distribute the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the Trust Account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act (As Revised) of the Cayman Islands (the “Companies Act”). In that case, investors may be forced to wait beyond the Combination Period before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial Business Combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of up to approximately $18,300 and to imprisonment for up to five years in the Cayman Islands.
We may not hold an annual general meeting until after the consummation of our initial Business Combination. Our public shareholders will not have the right to elect or remove directors prior to the consummation of our initial Business Combination.
In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. In addition, holders of our Class A ordinary shares, including our public shareholders, will not have the right to vote on the appointment of directors prior to consummation of our initial Business Combination. In addition, holders of a majority of our founder shares may remove a member of our board of directors for any reason.
The grant of registration rights to our initial shareholders and their permitted transferees may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.
Pursuant to a registration rights agreement entered into in connection with the Initial Public Offering, at or after the time of our initial Business Combination, our initial shareholders and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to our Class A ordinary shares. In addition, our Sponsor and its permitted transferees can demand that we register the resale of the private placement shares, and holders of shares that may be issued upon conversion of working capital loans may demand that we register the resale of such shares. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders or their permitted transferees, our private placement shares or shares issued in connection with working capital loans are registered for resale.

Because we are not limited to a particular industry, subsector therein, geographic area or any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
We may seek to complete a Business Combination with an operating company of any size (subject to our satisfaction of the 80% of net assets test) and in any industry, subsector therein or geographic area. However, we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial Business Combination solely with another blank check company or similar company with nominal operations. Unless and until we have disclosed a specific target business with respect to a Business Combination, there will be no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to our investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any shareholder who chooses to remain a shareholder following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value.
We may seek acquisition opportunities outside the biotechnology industry, which may be outside of our management’s areas of expertise.
We will consider a Business Combination outside the biotechnology industry and/or our intended subsector focus, which may be outside of our management’s areas of expertise, if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue such an acquisition, our management’s expertise may not be directly applicable to its evaluation or operation, and our management’s expertise may not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any shareholder who chooses to remain a shareholder following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value.
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.
To the extent we complete our initial Business Combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven product, technology or business model and with limited historical financial data, volatile revenues or earnings, intense competition, difficulties in obtaining and retaining key personnel, scientific challenges and regulatory hurdles. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.
Any due diligence in connection with an initial Business Combination may not reveal all relevant considerations or liabilities of a target business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
We intend to conduct such due diligence as we deem reasonably practicable and appropriate based on the target business and the facts and circumstances applicable to the proposed transaction prior to any initial Business Combination. The objective of the due diligence process will be to identify material issues which might affect the decision to proceed with an initial Business Combination or the consideration payable in connection with such initial Business Combination. We also intend to use information provided during the due diligence process to formulate our business and operational planning for, and valuation of, any target company or business. While conducting due diligence and assessing a potential target business, we will rely on publicly available information (if any), information provided by the relevant target business to the extent provided and, in some circumstances, third-party studies.
The due diligence undertaken with respect to a potential initial Business Combination may not reveal all relevant facts that may be necessary to evaluate such transaction or to formulate a business strategy. Furthermore, the information provided during due diligence may not be adequate or accurate. As part of the due diligence process, we will also make subjective judgments regarding the results of operations, financial condition and prospects of a potential initial Business Combination, and these judgments may be inaccurate.
In pursuing our acquisition strategy, we may seek to effectuate our initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.
Due diligence conducted in connection with an initial Business Combination may not result in the initial Business Combination being successful. If the due diligence investigation fails to identify material information regarding an opportunity, or if we consider such material risks to be commercially acceptable relative to the opportunity, and we proceed with an initial Business Combination, our company may subsequently incur substantial impairment charges or other losses. In addition, following an initial Business Combination, we may be subject to significant, previously undisclosed liabilities of the acquired business that were not identified during due diligence and which could have a material adverse effect on our business, financial condition, results of operations and prospects.
We are not required to obtain an opinion regarding fairness. Consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.
Unless we complete our initial Business Combination with an affiliated entity, we are not required to obtain an opinion that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, which will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial Business Combination.
We may engage the underwriters from our Initial Public Offering or any of their affiliates to provide additional services to us. The underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial Business Combination. These financial incentives may cause the underwriters to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering.
We may engage the underwriters from our Initial Public Offering or any of their affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriters or any of their affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial Business Combination. The fact that the underwriters or any of their affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial Business Combination.
We may issue additional Class A ordinary shares or preferred shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one
at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.
Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 undesignated preferred shares, par value $0.0001 per share. As of December 31, 2021, there were 474,360,000 and 43,750,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one
ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue additional Class A ordinary shares or equity-linked securities in connection with our initial business combination. As of December 31, 2021, there were no preferred shares issued and outstanding.
We may issue a substantial number of additional Class A ordinary shares, and may issue preferred shares, in order to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one
at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our public shares on any initial Business Combination. The issuance of additional ordinary shares or preferred shares:

•
may significantly dilute the equity interest of our public investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one
basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;

•
could cause a change of control if a substantial number of our ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our ordinary shares.
Our initial Business Combination may involve a jurisdiction that could impose taxes on shareholders.
We may, subject to requisite shareholder approval by special resolution under the Companies Act, effect a Business Combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for a shareholder in the jurisdiction in which the shareholder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate (or otherwise result in adverse tax consequences). In the event of a reincorporation pursuant to our initial Business Combination, such tax liability may attach prior to any consummation of redemptions. We do not intend to make any cash distributions to shareholders to pay such taxes.
Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account.
We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, directors or officers, which may raise potential conflicts of interest.
In light of the involvement of our Sponsor, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, directors and officers. Our directors and officers also serve as officers and/or board members for other entities, including those described under “Item 10. Directors, Executive Officer and Corporate Governance — Conflicts of Interest.” Such entities, including IPOD, IPOF, the Other SCS SPACs (each of the Other SCS SPACs is focused on pursuing an initial business combination with a target operating in the biotechnology industry) and any other blank check companies sponsored by Social Capital, may compete with us for Business Combination opportunities. We may pursue a Business Combination with an affiliated entity if we determined that such affiliated entity met our criteria and guidelines for a Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire, regarding the fairness to our company from a financial point of view of a Business Combination with one or more businesses affiliated with our Sponsor, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.
Failure to maintain our status as tax resident solely in the Cayman Islands could adversely affect our financial and operating results.
Our intention is that prior to our initial Business Combination we should be resident solely in the Cayman Islands. Continued attention must be paid to ensure that major decisions by the Company are not made from another jurisdiction, since this could cause us to lose our status as tax resident solely in the Cayman Islands. The composition of the Board, the place of residence of the individual members of the Board and the location(s) in which the Board makes decisions will all be important factors in determining and maintaining our tax residence in the Cayman Islands. If we were to be considered as tax resident within another jurisdiction, we may be subject to additional tax in that jurisdiction, which could negatively affect our financial and operating results, and/or our shareholders’ investment returns could be subject to additional or increased taxes (including withholding taxes).
Since our initial shareholders will lose their entire investment in us if our initial Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.
Our initial shareholders collectively beneficially own all 6,250,000 founder shares, for which they paid an aggregate amount of $25,000. The founder shares will be worthless if we do not complete an initial Business Combination. In addition, our Sponsor beneficially owns an aggregate of 640,000 private placement shares for which it paid an aggregate amount of $6,400,000 in the aggregate, or $10.00 per share, that will also be worthless if we do not complete a Business Combination.

The personal and financial interests of our Sponsor, directors and officers may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the
24-month
deadline following the closing of the Initial Public Offering nears, which is the current deadline for the completion of our initial Business Combination.

The value of the founder shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary at such time is substantially less than $10.00 per share.
Our Sponsor has invested in us an aggregate of $6,425,000 (not including any advances), comprised of the $25,000 purchase price for the founder shares and the $6,400,000 purchase price for the private placement shares. Assuming a trading price of $10.00 per share upon consummation of our initial Business Combination, the 6,250,000 founder shares and 640,000 private placement shares would have an aggregate implied value of $68,900,000. Even if the trading price of our ordinary shares were as low as $0.93 per share, the aggregate value of the founder shares and private placement shares would be equal to the sponsor’s initial investment in us. As a result, our Sponsor is likely to be able to make a substantial profit on its investment in us at a time when our public shares have lost significant value. Accordingly, our management team, some of whom own interests in our Sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.
In order to effectuate an initial business combination, special purpose acquisition companies have, in the past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.
In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, special purpose acquisition check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved either (1) by holders of at least two-thirds
(or any higher threshold specified in a company’s articles of association) of a company’s ordinary shares at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by holders of at least two-thirds
of our ordinary shares who attend and vote at a general meeting (i.e., the lowest threshold permissible under Cayman Islands law) (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial business combination, which require the approval of the holders of at least 90% of our ordinary shares attending and voting in a general meeting), or by a unanimous written resolution of all of our shareholders. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial Business Combination.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.
We may choose to incur substantial debt to complete our initial Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our ordinary shares;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may be able to complete only one Business Combination with the proceeds of the Initial Public Offering and the sale of the private placement shares, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity our lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes, technologies or services.
This lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.
We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need each such seller to agree that our purchase of its business is contingent on the simultaneous closing of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our initial Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a Business Combination with which a substantial majority of our shareholders do not agree.
Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial Business Combination. In addition, our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, directors, officers, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.
Certain provisions of our amended and restated memorandum and articles of association that relate to our pre-Business
Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least two-thirds
of our ordinary shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial Business Combination that some of our shareholders may not support.
Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business
Combination activity, without approval by holders of a certain percentage of the company’s shares. In certain of those companies, amendment of these provisions requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-Business
Combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the sale of private placement shares into the Trust Account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds
of our ordinary shares who attend and vote at a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial Business Combination, which require the approval of the holders of at least 90% of our ordinary shares attending and voting in a general meeting). Our initial shareholders, who collectively beneficially own approximately 21.6% of our ordinary shares, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business
Combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial Business Combination with which you do not agree. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.
We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.
If the net proceeds of the Initial Public Offering and the sale of the private placement shares prove to be insufficient, either because of the size of our initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our initial Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate.

In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our directors, officers or shareholders is required to provide any financing to us in connection with or after our initial Business Combination. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account.
Our initial shareholders will control the election of our board of directors until consummation of our initial Business Combination and will hold a substantial interest in us. As a result, they will appoint all of our directors prior to our initial Business Combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.
Our initial shareholders beneficially own approximately 21.6% of our issued and outstanding ordinary shares. In addition, prior to our initial Business Combination, holders of the founder shares will have the right to appoint all of our directors and may remove members of our board of directors for any reason. Holders of our Class A ordinary shares will have no right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by the holders of at least 90% of our ordinary shares attending and voting in a general meeting. As a result, you will not have any influence over the appointment of directors prior to our initial Business Combination.
In addition, as a result of their substantial ownership in our company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any Class A ordinary shares in the open market or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial Business Combination.

Our founder shares and private placement shares issuable upon conversion of working capital loans may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial Business Combination.
Our initial shareholders currently beneficially own an aggregate of 6,250,000 Class B ordinary shares. The Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one
basis, subject to adjustment as set forth herein. In addition, if our Sponsor, an affiliate of our Sponsor or certain of our directors and officers make any working capital loans, up to $1,500,000 of such loans may be in the form of convertible loans. Such convertible loans would be convertible into shares of the post-Business Combination entity, at a price of $10.00 per share, at the option of the lender. The shares would be identical to the private placement shares. To the extent we issue Class A ordinary shares to effectuate a Business Combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the Business Combination. Therefore, our founder shares and private placement shares issuable upon conversion of working capital loans may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business.
Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.
The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.
Compliance obligations under the Sarbanes-Oxley Act, may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form
10-K
for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

If our management team pursues a company with operations or opportunities outside of the United States for our initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.
If our management team pursues a company with operations or opportunities outside of the United States for our initial Business Combination, we would be subject to risks associated with cross-border Business Combinations, including in connection with investigating, agreeing to and completing our initial Business Combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.
If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting (including how relevant governments respond to such factors), including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with commercial, legal and regulatory requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future Business Combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•
tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls, including devaluations and other exchange rate movements;

•	rates of inflation, price instability and interest rate fluctuations;

•	liquidity of domestic capital and lending markets;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	healthcare and data privacy regulations;

•	energy shortages;

•	changes in industry, regulatory or environmental standards within the jurisdictions where we operate;

•	public health or safety concerns and related governmental restrictions, including those caused by outbreaks of disease such as the COVID-19 pandemic;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, wars and other forms of social instability;

•	deterioration of political relations with the United States;

•	obligatory military service by personnel; and

•	government appropriation of assets.
We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.
Risks Relating to the Post-Business Combination Company
We may face risks related to companies in the biotechnology industry.
Business combinations with companies in the biotechnology industry entail special considerations and risks. If we are successful in completing a Business Combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

•
rapid technological development and significant competition from other biopharmaceutical and biotechnology companies, academic institutions, government agencies and research organizations, many of which have substantially greater resources than we do;

•	need for substantial additional funding to complete development of product candidates, which may not be available on favorable terms or at all;

•	difficulty in predicting the timing and cost of product candidate development;

•	lengthy and uncertain preclinical testing and clinical development processes, which may not support further development, yield regulatory approval or lead to commercially viable products;

•	inability to secure and maintain regulatory and marketing approvals for product candidates;

•	significant liability exposure, including as a result of serious adverse events, undesirable side effects or other unexpected properties of product candidates;

•
inability to successfully develop or commercialize product candidates, including failure to achieve market acceptance by physicians, patients, hospitals, treatment centers, third-party payors and the broader medical community and failure to reach profitability;

•	inability to secure and maintain intellectual property rights and patent and trade secret protection for biotechnology and product candidates;

•	liability for intellectual property infringement or other claims based on the nature of our business;

•	delays in production or manufacturing of clinical supply;

•	reliance on supply and regulatory status of third-party drugs used in combination with product candidates;

•	inability to rely on previous findings of safety and efficacy for similar approved products and published scientific literature;

•	delays or failures related to the Covid-19 pandemic, which may result in clinical site closures, delays to patient enrollment, discontinued treatment and changes to trial protocols;

•	failure to secure adequate coverage, reimbursement and payment rates for product candidates from government or third-party payors;

•	inability to adapt to healthcare legislative reform measures;

•	failure to comply with applicable regulations, including with respect to data privacy and security;

•	reliance on third-party vendors or service providers;

•	disruption or failure of our networks, systems or technology;

•	inability to attract, hire and retain experienced research and development, clinical, commercial, operational and support personnel; and

•	significant costs and expenses associated with operating our business and being a public company.
Any of the foregoing could have an adverse impact on our operations following a Business Combination. However, our efforts in identifying prospective target businesses will not be limited to the biotechnology industry or our proposed subsector focus therein. Accordingly, if we acquire a target business in another industry, we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above. For risk factors related to the proposed Akili Business Combination, see the “Risk Factors” section of the Akili Disclosure Statement that we have filed with the SEC.
Subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash
items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing
debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholder who chooses to remain a shareholder following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value.
After our initial Business Combination, our results of operations and prospects could be subject, to a significant extent, to the economic, political and social, developments and conditions as well as government policies, in the country in which we operate.
The economic, political and social developments and conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial Business Combination and if we effect our initial Business Combination, the ability of that target business to become profitable.
Our management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.
We may structure our initial Business Combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will complete such Business Combination only if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in our initial Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial Business Combination. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of our shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We may have limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
When evaluating the desirability of effecting our initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholder who chooses to remain a shareholder following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value.
The directors and officers of an acquisition candidate may resign upon completion of our initial Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with us following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.
After our initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all or substantially all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.
It is possible that after our initial Business Combination, a majority of our directors and officers will reside outside of the United States and all or substantially all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.
If our management following our initial Business Combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.
Following our initial Business Combination, any or all of our management could resign from their positions as officers of the company, and the management of the target business at the time of the Business Combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.
Risks Relating To Our Management Team and Conflicts of Interest
Certain members of our management team and affiliated companies are, have been, and may from time to time be, associated with negative media coverage or public actions or become involved in legal proceedings or governmental investigations unrelated to our business.
Members of our management team have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result of such involvement, certain members of our management team and affiliated companies are, have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business, and may be exposed to reputational risks resulting from other events such as allegations of misconduct or other negative publicity or press speculation, whether or not accurate. For example, in February 2021, Clover Health, which merged with IPOC, received a letter from the SEC indicating that it is conducting an investigation and requesting document and data preservation from January 1, 2020 relating to certain matters that were referenced in an article by Hindenburg Research, and certain shareholders of Clover Health have also brought civil suits against Mr. Palihapitiya in his capacity as Chairman and Chief Executive Officer of IPOC for alleged breaches of fiduciary duty, unjust enrichment, corporate waste and violations of federal securities laws, in connection with IPOC’s business combination with Clover Health. Any such media coverage, public action, legal proceedings or investigations may be detrimental to our or our management team’s reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities or on our business, financial condition, results of operations and prospects.
We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and in particular, Mr. Palihapitiya, Chairman of our board of directors and our Chief Executive Officer, and Mr. Mehta, our President and one of our directors. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial Business Combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs, including our management team who will be spending material business time on their other duties, and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our Sponsor are the investment managers. We do not have an employment agreement with, or key-man
insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of our or a target’s key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.
In addition, the directors and officers of an acquisition candidate may resign upon completion of our initial Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and, as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.
Our key personnel may be able to remain with us after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of our initial Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, although he or she will be subject to complying with his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial Business Combination.

Our directors and officers will allocate their time to other businesses, including IPOD, IPOF and the Other SCS SPACs, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. These conflicts of interest could have a negative impact on our ability to complete our initial Business Combination.
Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to, or otherwise expect to receive, substantial compensation or other economic benefit and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, all of our officers and certain of our directors have fiduciary and contractual duties to either Social Capital or Suvretta and, as applicable, their underlying clients, and to certain companies in which either of them has invested or are otherwise affiliated with, including IPOD, IPOF and the Other SCS SPACs and companies in industries we may target for our initial Business Combination. For example, Mr. Palihapitiya is the Chief Executive Officer and Chairman of the Board of Directors of IPOD, IPOF and each of the Other SCS SPACs, Mr. Mehta is the President and a director of each of the Other SCS SPACs, and James Ryans, our other officer, is an officer of IPOD, IPOF and each of the Other SCS SPACs, and each of the foregoing owe fiduciary duties under Cayman Islands law to the entities on which he serves as an officer or director. Certain of our independent directors also serve as officers and/or board members for other entities. In addition, IPOD, IPOF and each of the Other SCS SPACs has not yet completed an initial business combination, each of which may require a substantial amount of time, resources and attention from the members of our management team that are affiliated with such entity relating to due diligence, negotiation, structuring and other relevant efforts in connection with an initial business combination. Our officers’ and directors’ other business affairs, including the search or consummation of a business combination for IPOD, IPOF and each of the Other SCS SPACs, as applicable, may require them to devote substantial amounts of time to such affairs. This could limit our officers’ and directors’ ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination. For a discussion of our officers’ and directors’ other business endeavors, please see “Item 10. Directors, Executive Officer and Corporate Governance.”
Certain of our directors and officers are now, and expect in the future to become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
Until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and certain of our directors and officers are affiliated with entities that are engaged in a similar business and in the future also expect to become affiliated with other entities that are engaged in a similar business. For example, Mr. Palihapitiya and Mr. Mehta have founded each of the Other SCS SPACs, each a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting its own initial business combination focused on pursuing an initial business combination with a target operating in the biotechnology industry, and Mr. Palihapitiya, together with Mr. Osborne, founded IPOD and IPOF, each a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting its own initial Business Combination. Mr. Palihapitiya is the Chief Executive Officer and Chairman of the Board of Directors of IPOD, IPOF and each of the Other SCS SPACs, Mr. Mehta is the President and a director of each of the Other SCS SPACs, and James Ryans, our other officer, is an officer of IPOD, IPOF and each of the Other SCS SPACs, and each of the foregoing owe fiduciary duties under Cayman Islands law to the entities on which he serves as an officer or director. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial Business Combinations, prior to us completing our initial Business Combination, and any such involvement may result in conflicts of interests as described above. Any other special purpose acquisition company may also have terms that are the same or different than our terms, including terms that are more favorable to its investors and/or potential target businesses. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our Sponsor are the investment managers and for IPOD and IPOF and each of the Other SCS SPACs.
Our directors and officers also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties or otherwise have an interest in, including IPOD, IPOF and the Other SCS SPACs and any other special purpose acquisition company in which they may become involved with. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.
For a discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10.  Directors, Executive Officer and Corporate Governance,” “Item 10.  Directors, Executive Officer and Corporate Governance  — Conflicts of Interest” and “Item 13  — Certain Relationships and Related Party Transactions, and Director Independence.”

Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, officers, security holders or their respective affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our Sponsor, our directors or officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. In particular, affiliates of our Sponsor have invested in a diverse set of industries. As a result, there may be substantial overlap between companies that would be a suitable Business Combination for us and companies that would make an attractive target for such other affiliates.
Our letter agreements with our initial shareholders, officers and directors may be amended without shareholder approval.
Our letter agreements with our initial shareholders, officers and directors contains provisions relating to, among other things, restrictions on transfer of our founder shares and private placement shares, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreements may be amended without shareholder approval. While we do not expect our board of directors to approve any amendment to the letter agreements prior to our initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreements. Any such amendments to the letter agreements would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.
Risks Relating To Our Securities
You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares potentially at a loss.
Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) our completion of an initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial
Business Combination activity; and (3) the redemption of our public shares if we have not completed an initial Business Combination within 24 months from the closing of the Initial Public Offering, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.
Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
We cannot assure you that our securities will continue to be listed on Nasdaq. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum number of holders of our securities. Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with the applicable exchange’s initial listing requirements, which are more rigorous than continued listing requirements in order to continue to maintain the listing of our securities. We cannot assure you that we will be able to meet those requirements at that time.

If any of our securities are delisted from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter
market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or pre-empts
the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Class A ordinary shares currently qualify as covered securities under such statute. Although the states are pre-empted
from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by special purpose acquisition companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities, which may negatively impact our ability to consummate our initial Business Combination.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.
We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.
Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholder derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (1) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (2) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.
As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.
Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.
Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include the ability of our board of directors to designate the terms of and issue new series of preferred shares, which may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
Since only holders of our founder shares will have the right to vote on the election of directors prior to our initial Business Combination, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq listing rules and, as a result, we may qualify for exemptions from certain corporate governance requirements that would otherwise provide protection to shareholders of other companies.
Only holders of our founder shares will have the right to vote on the election of directors prior to our initial Business Combination. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq listing rules. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements, subject to applicable phase-in
rules, that:

•	we have a board that includes a majority of “independent directors,” as defined under the Nasdaq listing rules;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have independent director oversight of our director nominations.
We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in
rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

General Risk Factors
We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
The Company has identified a material weakness in its internal controls over financial reporting related to the accounting for our complex financial instruments. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
A material weaknesses could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our securities price may decline and we may face litigation as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.
As a result of the material weakness described above and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
As of December 31, 2021, we had $428,189 in our operating bank accounts and working capital deficit of $1,057,614.
Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.
We may need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The financial statements contained elsewhere in this Annual Report do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.
We are a newly incorporated company with no operating history and no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a newly incorporated company incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our initial Business Combination. If we fail to complete our initial Business Combination, we will never generate any operating revenues.
Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in the company.
Past performance by our management team and their respective affiliates, including IPOA, IPOB, IPOC, IPOD, IPOE, IPOF, the Other SCS SPACs, Social Capital and Suvretta, is not a guarantee either (1) that we will be able to identify a suitable candidate for our initial Business Combination or (2) of success with respect to any Business Combination we may consummate. You should not rely on the historical record of our management team or their affiliates, including IPOA, IPOB, IPOC, IPOD, IPOE, IPOF, the Other SCS SPACs, Social Capital and Suvretta, or any related investment’s performance as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operation disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.
We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.
If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a beneficial owner of our ordinary shares who or that is, for U.S. federal income tax purposes (i) an individual citizen or resident of the United States, (ii) a corporation (or other entity or arrangement that is treated as a corporation for U.S. federal income tax purposes) that is created or organized in or under the laws of the United States or any state thereof or the District of Columbia, (iii) an estate the income of which is subject to U.S. federal income tax regardless of its source, or (iv) a trust if (A) a U.S. court can exercise primary supervision over the administration of such trust and one or more U.S. persons have the authority to control all substantial decisions of the trust or (B) it has a valid election in place to be treated as a U.S. person (a “U.S. Holder”), such U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend upon whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year, or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, upon request, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares.
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates
equals or exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates
equals or exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates
equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
Cyber incidents or attacks directed at us could result in information theft, data corruption, operation disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Item 1.B. Unresolved Staff Comments.
None.
Item 2. Properties.
We currently maintain our executive offices at 2850 W. Horizon Ridge Parkway, Suite 200, Henderson, NV 89052. The cost for this space is included in the $10,000 per month fee that we will pay an affiliate of our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.
Item 3. Legal Proceedings.
Certain purported shareholders of the Company sent demand letters (the “Demands”) alleging deficiencies and/or omissions in the Akili Disclosure Statement filed by the Company with the SEC on February 14, 2022. The Demands seek additional disclosures to remedy these purported deficiencies.
On March 11, 2022, a purported shareholder of the Company filed a complaint against the Company, the members of the Company’s board of directors, BofA Securities, Inc. and Morgan Stanley & Co. LLC in the Supreme Court of the State of New York for the County of New York. The complaint is captioned as Elstein v. Palihapitiya et al., Case No. 651138/2022 (N.Y. Sup. Ct. N.Y. Cty., Mar. 11, 2022) (the “Complaint” and, along with the “Demands,” the “Matters”). The Complaint asserts, among other things, claims for breach of fiduciary duty to disclose under Delaware law and Cayman Islands law. The Complaint alleges that the Company and its board of directors caused a materially misleading and incomplete proxy statement to be filed on February 14, 2022 with the SEC. Among other remedies, the plaintiff seeks to enjoin the Company’s shareholder meeting in connection with the transaction and be awarded attorney fees and costs.
We believe that the allegations in the Matters are meritless.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A ordinary shares trade on The Nasdaq Capital Market under the symbols “DNAA”.
Holders
As of March 23, 2022, there was two holders of record of our Class A ordinary shares, and two holders of record of our Class B ordinary shares.
Dividends
We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our board of directors at such time.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
On July 2, 2021, we consummated the Initial Public Offering of 25,000,000 public shares, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 public shares. The public shares were sold at an offering price of $10.00 per public share, generating total gross proceeds of $250,000,000. Morgan Stanley acted as sole book-running manager and SoFi acted as co-manager,
of the Initial Public Offering. The securities sold in the offering were registered under the Securities Act on registration statements on Form
S-1
(No.
333-256723
and
333-257543).
The registration statements became effective on June 29, 2021 and June 30, 2021.
Substantially concurrently with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 640,000 private placement shares at a price of $10.00 per private placement share, generating total proceeds of $6,400,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
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

For a description of the use of the proceeds generated in our Initial Public Offering, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Purchases of equity securities by the issuer and affiliated purchasers
The Company has not made any repurchases of its equity securities in the time period covered by this Annual Report.
Item 6. [Reserved].
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “us,” “our” or “we” refer to Social Capital Suvretta Holdings Corp. I. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form
10-K.
Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those that are set forth in our preliminary prospectus/proxy statement included in the Registration Statement on Form
S-4
that we have filed with the SEC relating to Akili Business Combination (as defined below), and those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form
10-K.
Overview
We are a blank check company incorporated in the Cayman Islands on February 25, 2021, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the private placement shares, our shares, debt or a combination of cash, shares and debt.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.
Recent Developments
On January 26, 2022, we entered into an Agreement and Plan of Merger (the “Akili Merger Agreement”) by and among us, Karibu Merger Sub, Inc., a Delaware corporation and our direct wholly owned subsidiary (“Merger Sub”), and Akili Interactive Labs, Inc., a Delaware corporation (“Akili”).

The consummation of the proposed Akili Business Combination is subject to certain conditions as further described in the Akili Merger Agreement.
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. All activity for the period from February 25, 2021 (inception) through December 31, 2021 related to our formation, the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the proposed Akili Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.
For the period February 25, 2021 (inception) through December 31, 2021, we had a net loss of $2,438,600, which consisted of formation and operating costs of $2,446,924, offset by interest earned on marketable securities held in the Trust Account of $8,324.
Liquidity and Capital Resources
On July 2, 2021, we consummated the Initial Public Offering of 25,000,000 public shares, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 public shares, at $10.00 per public share, generating gross proceeds of $250,000,000. Substantially concurrently with the closing of the Initial Public Offering, we consummated the sale of 640,000 private placement shares at a price of $10.00 per private placement share in a private placement to the Sponsor, generating gross proceeds of $6,400,000.
Following the Initial Public Offering, the partial exercise of the over-allotment option and the sale of the private placement shares, a total of $250,000,000 was placed in the Trust Account. We incurred $12,488,190 in Initial Public Offering related costs, including $4,400,000 of underwriting fees, $7,700,000 of deferred underwriting fees and $388,190 of other costs.
For the period from February 25, 2021 (inception) through December 31, 2021, cash used in operating activities was $1,213,621. Net loss of $2,438,600 was affected by interest earned on marketable securities held in the Trust Account of $8,324 and formation costs of $5,000 paid by the Sponsor in exchange for the issuance of Founder Shares. Changes in operating assets and liabilities used $1,228,303 of cash from operating activities.
As of December 31, 2021, we had cash and marketable securities held in the Trust Account of $250,008,324. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of December 31, 2021, we had cash of $428,189 held outside of the Trust Account. If we do not complete the Akili Business Combination, we intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination. The use of funds related to the Akili Business Combination is described in the Akili Disclosure Statement.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor, an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment.
If we are unable to raise such additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
The underwriters are entitled to a deferred underwriting commission of $7,700,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible conversion in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheet.
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
Recent Accounting Standards
In August 2020, the FASB issued ASU No. 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 8. Financial Statements and Supplementary Data

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Social Capital Suvretta Holdings Corp. I
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Social Capital Suvretta Holdings Corp. I (the “Company”) as of December 31, 2021, the related statements of operations, changes in temporary equity and permanent deficit and cash flows for the period from February 25, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 25, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2021.
New York, NY
March 23, 2022

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
BALANCE SHEET
DECEMBER 31, 2021

ASSETS
Current Assets
Cash	$428,189
Prepaid expenses	504,034

Total Current Assets	932,223
No n -current prepaid i nsurance	247,500
Marketable securities held in Trust Account	250,008,324

TOTAL ASSETS	$251,188,047

LIABILITIES, TEMPORARY EQUITY AND PERMANENT DEFICIT
Current liabilities
Accounts payable	$5,000
Accrued expense	1,974,837
Advances from related party	10,000

Total Current Liabilities	1,989,837
Deferred underwriting fee payable	7,700,000

TOTAL LIABILITIES	9,689,837

Commitments and Contingencies (Note 6)
Temporary Equity
Class A ordinary shares subject to possible redemption, 25,000,000 shares at redemption value	250,008,324

Permanent Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 640,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption)	64
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,250,000 shares issued and outstanding	625
Additional paid-in capital	—
Accumulated deficit	(8,510,803)

Total Permanent Deficit	(8,510,114)

TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT DEFICIT	$251,188,047

The accompanying notes are an integral part of the financial statements.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Operating and formation costs	$2,446,924

Loss from operations	(2,446,924)
Other income:
Interest earned on marketable securities held in Trust Account	8,324

Net loss	$(2,438,600)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	15,101,877

Basic and diluted net loss per share, Class A ordinary shares	$(0.12)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,852,751

Basic and diluted net loss per share, Class B ordinary shares	$(0.12)

The accompanying notes are an integral part of the financial statements.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
STATEMENT OF CHANGES IN TEMPORARY EQUITY AND PERMANENT DEFICIT
FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Temporary Equity		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Permanent
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – February 25, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	—	—	6,325,000	633	24,367	—	25,000
Sale of 25,000,000 Public Shares, net of underwriting discounts and offering expenses	25,000,000	237,511,810	—	—	—	—	—	—	—
Remeasurement of Class A ordinary shares to redemption value	—	12,496,514	—	—	—	—	(6,424,311)	(6,072,203)	(12,496,514)
Sale of 640,000 Private Placement Shares	—	—	640,000	64	—	—	6,399,936	—	6,400,000
Forfeiture of Founder Shares	—	—	—	—	(75,000)	(8)	8	—	—
Net loss	—	—	—	—	—	—	—	(2,438,600)	(2,438,600)

Balance – December 31, 2021	25,000,000	$250,008,324	640,000	$64	6,250,000	$625	$—	$(8,510,803)	$(8,510,114)

The accompanying notes are an integral part of the financial statements.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net loss	$(2,438,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Founder Shares	5,000
Interest earned on marketable securities held in Trust Account	(8,324)
Changes in operating assets and liabilities:
Prepaid expenses	(751,534)
Accounts payable and accrued expenses	1,979,837
Net cash used in operating activities	(1,213,621)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(250,000,000)

Net cash used in investing activities	$(250,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Shares, net of underwriting discounts paid	245,600,000
Proceeds from sale of Private Placement Shares	6,400,000
Advances from related party	97,640
Repayment of advances from related party	(87,640)
Proceeds from promissory note – related party	300,000
Repayment of promissory note – related party	(300,000)
Payment of offering costs	(368,190)

Net cash provided by financing activities	$251,641,810

Net Change in Cash	428,189
Cash – Beginning of period (inception)	—

Cash – End of period	$428,189

Non-Cash Investing and Financing Activities:
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$20,000
Remeasurement of Class A ordinary share subject to possible redemption	$12,496,514

Deferred underwriting fee payable	$7,700,000

Forfeiture of Founder Shares	$(8)

The accompanying notes are an integral part of the financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN
Social Capital Suvretta Holdings Corp. I (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on February 25, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Akili Interactive Labs, Inc. (see Note 9). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).
The registration statements for the Company’s Initial Public Offering became effective on June 29, 2021 and June 30, 2021. On July 2, 2021, the Company consummated the Initial Public Offering of 25,000,000 Class A ordinary shares (the “Public Shares”), which includes the partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Public Shares, at $10.00 per Public Share, generating gross proceeds of $250,000,000, which is described in Note 3. The fair value attributable to the unexercised portion of the over-allotment option was deemed to be immaterial to the financial statements.
Substantially concurrently
with the closing of the Initial Public Offering, the Company consummated the sale of 640,000 Class A ordinary shares (the “Private Placement Shares”) at a price of $10.00 per Private Placement Share in a private placement to SCS Sponsor I LLC, a Cayman Islands limited liability company (the “Sponsor”), generating gross proceeds of $6,400,000, which is described in Note 4.
Transaction costs amounted to $12,488,190, consisting of $4,400,000 of underwriting fees, $7,700,000 of deferred underwriting fees and $388,190 of other offering costs.
In connection with the closing of the Initial Public Offering on July 2, 2021, an amount of $250,000,000 ($10.00 per Public Share) from the net proceeds of the sale of the Public Shares in the Initial Public Offering and the sale of the Private Placement Shares was placed in a trust account (the “Trust Account”), and invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”). Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest of: (a) the completion of a Business Combination, and then only in connection with those Public Shares that such shareholder properly elected to redeem, subject to certain limitations; (b) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-Business Combination activity; and (c) the redemption of the Public Shares if the Company has not completed a Business Combination within the Combination Period or during any applicable extension period. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).
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
The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination, either (a) in connection with a general meeting called to approve the Business Combination or (b) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem all or a portion of their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to the limitations described below.
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
Notwithstanding the foregoing redemption rights, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 15%of the Public Shares without the Company’s prior written consent.
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
The Company will have until July 2, 2023 to complete a Business Combination (the “Combination Period”), or such longer period as a result of a shareholder vote to amend such time period pursuant to the Company’s Amended and Restated Memorandum and Articles of Association. However, if the Company has not completed a Business Combination within such Combination Period or during any applicable extension period, the Company will: (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable) divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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
Liquidity and Going Concern
As of December 31, 2021, the Company had $428,189 in its operating bank accounts and working capital deficit of $1,057,614.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Significant accounting estimates include the determination of the fair value of Class A ordinary shares subject to possible redemption and the fair value of Founder Shares transferred to directors. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.
Marketable Securities Held in Trust Account
At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) ASC 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the permanent deficit section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying value of redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.
At December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Class A ordinary shares issuance costs	(12,488,190)
Plus:
Accretion of carrying value to redemption value	12,496,514

Class A ordinary shares subject to possible redemption	$250,008,324

Offering Costs
The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. The Company incurred offering costs amounting to $12,488,190 as a result of the Initial Public Offering, consisting of $4,400,000 of underwriting commissions, $7,700,000 of deferred underwriting commissions, and $388,190 of other offering costs. The offering costs were charged to temporary equity and additional paid-in capital upon the completion of the Initial Public Offering. Immediately thereafter, temporary equity was remeasured and an adjustment was recognized through additional paid in capital and accumulated deficit to adjust temporary equity to the redemption value.
Share-Based Payment Arrangements
The Company accounts for stock awards in accordance with ASC 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the stock.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.
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
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management has determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021.
The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Net Loss Per Ordinary Share
Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Losses are shared pro rata between the two classes of shares.
C
ha
rges
 associated with the redeemable Class A ordinary shares
are
 excluded from net loss per ordinary share as the redemption value approximates fair value.
As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Period from February 25, 2021 (Inception) Through December 31, 2021
	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(1,757,485)	$(681,115)
Denominator:
Basic and diluted weighted average shares outstanding	15,101,877	5,852,751

Basic and diluted net loss per ordinary share	$(0.12)	$(0.12)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Accrued Expense
Accrued expenses includes $1,514,044 of accrued legal expenses, $5,000 of accrued printer expense, $385,000 of accrued due diligence expense, $70,000 of accrued regulatory filing fee and $793 of accrued accounting expense.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 25,000,000 Public Shares, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Public Shares, at a price of $10.00 per Public Share. Unlike some other initial public offerings of special purpose acquisition companies, investors in the Initial Public Offering did not receive any warrants (which would typically become exercisable following completion of the Business Combination). The fair value attributable to the unexercised portion of the over-allotment option was deemed to be immaterial to the financial statements.
NOTE 4. PRIVATE PLACEMENT
Substantially concurrently
with the closing of the Initial Public Offering, the Sponsor purchased 640,000 Private Placement Shares at a price of $10.00 per Private Placement Share, for an aggregate purchase price of $6,400,000. Each Private Placement Share is identical to the Class A ordinary shares sold in the Initial Public Offering, subject to certain limited exceptions as described in Note 7. A portion of the proceeds from the sale of the Private Placement Shares was added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period or during any applicable extension period, the proceeds from the sale of the Private Placement Shares held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Shares will be worthless.
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
In June 2021, the Sponsor transferred 30,000 Founder Shares to Vladimir Coric, an independent director of the Company. The sale of the Founders Shares to the Company’s director is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 30,000 shares granted to the Company’s director was $214,160 or approximately $7.14 per share. The Founders Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.
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
Administrative Services Agreement
The Company entered into an agreement in which it will pay an affiliate of the Sponsor $10,000 per month, commencing on June 30, 2021, for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the period from February 25, 2021 (inception) through December 31, 2021, the Company incurred $60,000 in fees for these services, of which such amount was recognized in Operating and Formation Costs in the accompanying statement of operations.

Advances from Related Party
As of December 31, 2021, the Sponsor had advanced the Company $97,640 for working capital purposes, inclusive of the administrative services agreement noted above, of which $87,640 was repaid during the period ended December 31, 2021. As of December 31, 2021, the outstanding balance was $10,000.
Promissory Note — Related Party
On March 2, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 and the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $300,000 was repaid at the closing of the Initial Public Offering on July 2, 2021. Borrowings are no longer available under the Promissory Note.
Related Party Loans
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, it may repay such loaned amounts out of the proceeds of the Trust Account. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. As of December 31, 2021, there were no outstanding amounts under the Working Capital Loans.
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
Underwriting Agreement
The underwriters are entitled to a deferred underwriting commission of $7,700,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Restricted Stock Unit Award
In September 2021, pursuant to a Director Restricted Stock Unit Award Agreement, dated September 24, 2021, between the Company and Senthil Sundaram, the Company agreed to grant
 30,000 restricted stock units (“RSUs”) to Mr. Sundaram, which grant is contingent on both the consummation of a Business Combination and a shareholder approved equity plan. The RSUs will vest upon the consummation of such Business Combination and represent 30,000 Class A ordinary shares of the Company that will settle on a date determined in the sole discretion of the Company that shall occur between the vesting date and March 15 of the year following the year in which vesting occurs.
The RSUs granted by the Company are in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The RSUs to be were granted are subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the RSUs is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2021, the Company did not have a shareholder approved equity plan and also determined that a Business Combination is not considered probable, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of RSUs times the grant date fair value per share (unless subsequently modified).

NOTE 7. TEMPORARY EQUITY AND PERMANENT DEFICIT
Preference Shares
—The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Company’s board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the Company’s ordinary shares and could have anti-takeover effects. At December 31, 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. At December 31, 2021, there were 640,000 Class A ordinary shares issued and outstanding, excluding 25,000,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity.
Class B Ordinary Shares
—The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. At December 31, 2021, there were 6,250,000 Class B ordinary shares issued and outstanding.
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
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like. Additionally, in the event that additional (in excess of the amounts issued in the Initial Public Offering) Class A ordinary shares, or equity-linked securities, are issued or deemed issued in connection with the closing of the Business Combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders, and excluding the Private Placement Shares), including any Class A ordinary shares issued or deemed issued, or issuable upon the conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with the Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the Business Combination and any private placement shares issued to the Sponsor or its affiliates upon conversion of Working Capital Loans; provided that such conversion of Class B ordinary shares will never occur on a less than one-for-one-basis.
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
NOTE 8. FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.
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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$250,008,324
NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as follows:
On January 26, 2022, the Company entered into an Agreement and Plan of Merger (the “Akili Merger Agreement”) by and among the Company, Karibu Merger Sub, Inc., a Delaware corporation and its direct wholly owned subsidiary, and Akili Interactive Labs, Inc., a Delaware corporation (“Akili”).
Proposed Akili Business Combination
The Akili Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Akili Merger Agreement, the “Akili Business Combination”): (1) at the closing of the transactions contemplated by the Akili Merger Agreement (the “Closing”), upon the terms and subject to the conditions thereof, and in accordance with the Delaware General Corporation Law, as amended (the “DGCL”), Merger Sub will merge with and into Akili, with Akili continuing as the surviving corporation and the Company’s wholly owned subsidiary (the “Merger”); (2) at the Closing, all of the outstanding capital stock of Akili and all options and warrants to acquire capital stock of Akili will be converted into the right to receive shares of common stock, par value $0.0001 per share, of SCS (after the Domestication (as defined below)) (“SCS Common Stock”) or comparable equity awards or warrants that are settled or are exercisable for shares of SCS Common Stock, representing an aggregate of 60 million shares of SCS Common Stock; (3) at the Closing, the Company will deposit into an escrow account for the benefit of the pre-Closing Akili stockholders, optionholders and warrantholders an aggregate number of shares of SCS Common Stock equal to 7.5% of the fully diluted shares of SCS Common Stock (including shares reserved under the equity incentive plan to be adopted by the combined company in connection with the Closing), determined as of immediately following the Closing (collectively, the “Earnout Shares”), which Earnout Shares will be subject to release from escrow to the pre-Closing Akili stockholders, optionholders and warrantholders in three equal tranches upon the daily volume weighted average price of a share of SCS Common Stock reaching $15.00/share, $20.00/share and $30.00/share, respectively, over any 20 trading days within any 30 consecutive trading day period following the Closing and prior to the fifth anniversary of the Closing, in each case, on the terms set forth in the Akili Merger Agreement; and (4) at the Closing, SCS will be renamed “Akili, Inc.” The Closing is subject to the satisfaction or waiver of certain closing conditions contained in the Akili Merger Agreement, including the approval of the Company’s shareholders.
Prior to the Closing, subject to the approval of the Company’s shareholders, and in accordance with the DGCL, the Cayman Islands Companies Act (As Revised) (the “CICA”) and the Company’s Amended and Restated Memorandum and Articles of Association, the Company will effect a deregistration under the CICA and a domestication under Section 388 of the DGCL, pursuant to which the Company’s jurisdiction of incorporation will be changed from the Cayman Islands to the State of Delaware (the “Domestication”). In connection with the Domestication, (i) each of the Company’s then issued and outstanding Class A ordinary shares will convert automatically, on a one-for-one basis, into a share of SCS Common Stock, which is entitled to one vote per share, and (ii) each of the Company’s then issued and outstanding Class B ordinary shares will convert automatically, on a one-for-one basis, into a share of SCS Common Stock.
On January 26, 2022, concurrently with the execution of the Akili Merger Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”), pursuant to which the PIPE Investors have subscribed for an aggregate of 16,200,000 shares of SCS Common Stock for an aggregate purchase price of $162,000,000 (the “PIPE Investment”), of which approximately $135,400,000 is committed by certain existing directors, officers and equityholders of, or investment funds managed by, the Company, the Sponsor, Suvretta and/or their respective affiliates (the “Sponsor Related PIPE Investors”). The PIPE Investment will be consummated substantially concurrently with the Closing.
The consummation of the proposed Business Combination with Akili is subject to certain conditions as further described in the Akili Merger Agreement.
Legal Proceedings
Certain purported shareholders of the Company sent demand letters (the “Demands”) alleging deficiencies and/or omissions in the Akili Disclosure Statement filed by the Company with the SEC on February 14, 2022. The Demands seek additional disclosures to remedy these purported deficiencies.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.
Management has implemented remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
Management’s Report on Internal Controls Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III.
Item 10. Directors, Executive Officer and Corporate Governance.
Our current directors and executive officer are as follows:

Name	Age	Position
Chamath Palihapitiya	45	Chief Executive Officer and Chairman of the Board of Directors
Kishan (a/k/a Kishen) Mehta	36	President and Director
Vladimir Coric	51	Director
Senthil Sundaram	43	Director
James Ryans	46	Chief Financial Officer
Chamath Palihapitiya
has been our Chief Executive Officer and the Chairman of our board of directors since February 2021. Mr. Palihapitiya founded Social Capital in 2011 and has been its Managing Partner since its inception. Mr. Palihapitiya also serves as the Chief Executive Officer and the Chairman of the board of directors of DNAB, DNAC and DNAD. In addition, Mr. Palihapitiya currently serves as the Chief Executive Officer and the Chairman of the board of directors of each of Social Capital Hedosophia Holdings Corp. IV and Social Capital Hedosophia Holdings Corp. VI. Mr. Palihapitiya previously served as the Chief Executive Officer and the Chairman of the board of directors of Social Capital Hedosophia Holdings Corp. from May 2017 until the consummation of its business combination with Virgin Galactic in October 2019, and continues to serve as the Chairman of the board of directors of Virgin Galactic. Mr. Palihapitiya also previously served as the Chief Executive Officer and the Chairman of the board of directors of Social Capital Hedosophia Holdings Corp. II until the consummation of its business combination with Opendoor Labs Inc. in December 2020, as the Chief Executive Officer and the Chairman of the board of directors of Social Capital Hedosophia Holdings Corp. III until the consummation of its business combination with Clover Health Investments, Corp. in January 2021 and as the Chief Executive Officer and Chairman of the board of directors of Social Capital Hedosophia Holdings Corp. V until the consummation of its business combination with Social Finance, Inc. in May 2021. Mr. Palihapitiya also served as a director of Slack Technologies Inc. from April 2014 until October 2019. Prior to founding Social Capital in 2011, Mr. Palihapitiya served as Vice President of User Growth at Facebook, and is recognized as having been a major force in its launch and growth. Mr. Palihapitiya was responsible for overseeing Monetization Products and Facebook Platform. Prior to working for Facebook, Mr. Palihapitiya was a principal at the Mayfield Fund, one of the United States’ oldest venture firms, before which he headed the instant messaging division at AOL. Mr. Palihapitiya graduated from the University of Waterloo, Canada with a degree in electrical engineering.
Kishen Mehta
has been our President and a member of our board of directors since February 2021. Mr. Mehta also serves as the President and a member of the board of directors of DNAB, DNAC and DNAD. Mr. Mehta also serves as a member of the board of directors of Biohaven Pharmaceuticals (NYSE: BHVN). Prior to joining Suvretta as Portfolio Manager for the Averill strategy, Mr. Mehta served as a strategic advisor to Biohaven, where he advised the company on various business development, capital structure and communication strategies, including a $300 million secondary public offering and the $105 million purchase of a Priority Review Voucher from GW Pharmaceuticals plc, which included $200 million in financing from Royalty Pharma plc to fund the transaction. Prior to his advisory role at Biohaven, Mr. Mehta was a portfolio manager at Surveyor Capital, a Citadel LLC strategy, where he managed a portfolio focused on global small-, mid- and large-capitalization biotechnology, pharmaceutical, specialty pharmaceutical, medical device and healthcare services. Prior to Surveyor, Mr. Mehta was an analyst at Adage Capital where he evaluated and participated in numerous mezzanine and pre-IPO private healthcare investments. Mr. Mehta held a similar role at Apothecary Capital and started his career as a mergers and acquisitions analyst at Evercore Partners, where he focused on life sciences. Mr. Mehta graduated from New York University with a degree in finance and accounting.
Vladimir Coric
has been a member of our board of directors since June 2021. He currently serves as the Chief Executive Officer and Director of Biohaven Pharmaceuticals (NYSE: BHVN), a commercial-stage company focused on treating CNS disorders. He also serves as Director of Pyramid Bio and Vita Therapeutics. Dr. Coric has more than 20 years of drug discovery and clinical development experience at Yale School of Medicine and Bristol-Myers Squibb prior to leading Biohaven. Dr. Coric has expertise working across therapeutic areas including neuroscience, virology, oncology and immuno-oncology. He has been involved in multiple drug development programs, including marketed drugs such as NURTEC ODT (rimegepant; CGRP receptor antagonist), ABILIFY (aripiprazole; partial dopamine agonist), OPDIVO (nivolumab; anti-PD1), YERVOY (Ipilimumab; anti-CTLA-4), DAKLINZA (daclatasvir; NS5A inhibitor) and SUNVEPRA (asunaprevir; NS3 inhibitor). Dr. Coric has conducted numerous clinical trials in various illnesses, including obsessive compulsive disorder, generalized anxiety disorder, major depression, schizophrenia, schizoaffective disorder, migraine, Alzheimer’s disease, hepatocellular carcinoma and glioblastoma. Dr. Coric is an Associate Clinical Professor of Psychiatry at the Yale School of Medicine and has over 65 peer-reviewed publications. He previously served as Chief of the Yale Clinical Neuroscience Research Unit, Director of the Yale Obsessive-Compulsive Disorder Research Clinic, and President of the Connecticut Psychiatric Society (an 800 member district branch of the American Psychiatric Association). Dr. Coric completed his medical residency and fellowship training at Yale and earned his medical degree at Wake Forest University School of Medicine in North Carolina.
Senthil Sundaram
has been a member of our board of directors since September 2021. He currently serves as a member of the board of directors and Chief Executive Officer of Terns Pharmaceuticals (Nasdaq: TERN), a clinical-stage biopharmaceutical company aimed at developing a portfolio of small-molecule single-agent and combination therapy candidates to address serious diseases, such as non-alcoholic steatohepatitis (NASH) and obesity. Mr. Sundaram also serves on the board of directors of Sio Gene Therapies Inc. (Nasdaq: SIOX). He previously served as the Chief Financial Officer of Nightstar Therapeutics PLC, a position he held from April 2017 to June 2019. Prior to joining Nightstar, Mr. Sundaram served as the Head of Business Development and the Head of Corporate Development at Intercept Pharmaceuticals. Mr. Sundaram received undergraduate degrees in Computer Engineering and Economics from Brown University.

James Ryans
has been our Chief Financial Officer since February 2021. Mr. Ryans also serves as the Chief Financial Officer of DNAB, DNAC, DNAD, IPOD and IPOF. Mr. Ryans has been a Partner at Social Capital since March 2021 and serves as its Chief Financial Officer, and has been a professor of accounting at London Business School since 2016, teaching financial accounting at the graduate and postgraduate levels, and directs an executive education program on mergers and acquisitions. Mr. Ryans previously served as a member of the board of directors of Social Capital Hedosophia Holdings Corp. III from April 2020 until the consummation of its business combination with Clover Health Investments, Corp. in January 2021, as a director and the chairman of the audit committee of Social Capital Hedosophia Holdings Corp. from September 2017 until the consummation of its business combination with Virgin Galactic in October 2019, and as a member of Virgin Galactic’s board of directors through February 2021. From 2003 to 2011, Mr. Ryans oversaw investments and business development at Chelsea Rhone LLC and its affiliate HealthCap RRG, a mutual insurance company. From 1999 until 2001, Mr. Ryans was a consultant with Deloitte & Touche. Mr. Ryans is a CFA charterholder and holds a Ph.D. in business administration from the University of California Berkeley, an MBA from the University of Michigan and a BASc in electrical engineering from the University of Waterloo.
Director Independence
The Nasdaq listing rules require that a majority of our board of directors be independent within one year of our Initial Public Offering. As a “controlled company” we are not obligated to comply with this listing requirement, but we do intend to comply with this requirement. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company, which, in the opinion of our board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We expect a majority of our board of directors to be comprised of independent directors within 12 months from the date of listing to comply with the majority independent board requirement in Rule 5605(b) of the Nasdaq listing rules. Our board has determined that each of Dr. Coric and Mr. Sundaram is an independent director under applicable SEC and Nasdaq rules.
Number, Terms of Office and Election of Officers and Directors
Our board of directors consists of four members. Prior to our initial Business Combination, holders of our founder shares will have the right to appoint all of our directors and remove members of our board of directors for any reason, and holders of our public shares and private placement shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by the holders of at least 90% of our ordinary shares attending and voting in a general meeting. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares (or, prior to our initial Business Combination, holders of our founder shares).
Our officers are appointed by our board of directors and serve at the discretion of our board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, a Director of Research, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by our board of directors.

Committees of our Board of Directors
Our board of directors has three standing committees: an audit committee; a compensation committee; and a nominating and corporate governance committee. Subject to applicable phase-in rules, the Nasdaq listing rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the Nasdaq listing rules require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.
Audit Committee
The members of our audit committee are Dr. Coric, Mr. Sundaram and Mr. Mehta. Dr. Coric serves as chair of the audit committee. We plan to appoint a third qualifying member to our audit committee within one year from the date of listing to comply with the audit committee requirement.
Each member of the audit committee is financially literate and our board of directors has determined that each of Dr. Coric and Mr. Sundaram qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

•
assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•
pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent auditors;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•
meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee
The members of our compensation committee are Dr. Coric, Mr. Sundaram and Mr. Mehta. Dr. Coric serves as chair of the compensation committee. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•
reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration of our directors.
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.
Nominating and Corporate Governance Committee
The members of our nominating and corporate governance committee are Dr. Coric, Mr. Sundaram and Mr. Mehta. Dr. Coric serves as chair of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

•
identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by our board of directors, and recommending to our board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on our board of directors;

•	developing and recommending to our board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of our board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, holders of our public shares and private placement shares will not have the right to recommend director candidates for nomination to our board of directors.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of such forms, we believe that during the year ended December 31, 2021 there were no delinquent filers.
Code of Ethics
We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to this Annual Report. We have also posted a copy of our Code of Ethics and the charters of our audit committee, compensation committee and nominating and corporate governance committee on our website http://SocialCapitalSuvrettaHoldings.com/dnaa under “Documents.” Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You are able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.
Conflicts of Interest
Under Cayman Islands law, our directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	duty to not improperly fetter the exercise of future discretion;

•	duty to exercise powers fairly as between different sections of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and ·

•	duty to exercise independent judgment.
In addition to the above, directors also owe a duty of care, which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience which that director has.
As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

All of our officers and certain of our directors have fiduciary and contractual duties to either Social Capital or Suvretta and, as applicable, their underlying clients, and to certain companies in which either of them has invested or are otherwise affiliated with. These entities, including IPOD, IPOF and the Other SCS SPACs (each of the Other SCS SPACs is focused on pursuing an initial business combination with a target operating in the biotechnology industry), may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. None of the members of our management team who are also employed by our Sponsor or its affiliates have any obligation to present us with any opportunity for a potential Business Combination of which they become aware, subject to his or her fiduciary duties under Cayman Islands law. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial Business Combinations, prior to us completing our initial Business Combination, and any such involvement may result in conflicts of interests as described herein. Members of our management team, in their capacities as directors, officers or employees of our Sponsor or its affiliates or in their other endeavors (including other special purpose acquisition companies they are or may become involved with), may choose to present potential Business Combinations to the related entities described above, current or future entities affiliated with or managed by our Sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties.
Our directors and officers presently have, and any or all of them in the future may have, additional, fiduciary or contractual obligations to other entities (including other special purpose acquisition companies they are or may become involved with) pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such Business Combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Our directors and officers are also not required to commit any specified amount of time to our affairs, including our management team who will be spending material business time on their other duties, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. See “Item 1.A. Risk Factors — Risks Relating To Our Management Team and Conflicts of Interest — Certain of our directors and officers are now, and expect in the future to become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”
We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to identify and pursue Business Combination opportunities (if we do not consummate the proposed Akili Business Combination) or complete our initial Business Combination, including the proposed Akili Business Combination. You should not rely on the historical record of our founders’ and management’s performance as indicative of our future performance. See “Item 1.A. Risk Factors — General Risk Factors — Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in the company.”
In addition, we have the following potential conflicts of interest:

•
None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities. ·

•
In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated, including IPOD, IPOF and the Other SCS SPACs (each of the Other SCS SPACs is focused on pursuing an initial business combination with a target operating in the biotechnology industry). Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “—Directors, Director Nominee and Officers.”

•
Our initial shareholders, directors and officers have agreed to waive their redemption rights with respect to any founder shares, private placement shares and public shares held by them in connection with the consummation of our initial Business Combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares and private placement shares if we fail to consummate our initial Business Combination within the Combination Period. However, if our initial shareholders (or any of our directors, officers or affiliates) acquire public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to consummate our initial Business Combination within the prescribed time frame. If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the private placement shares held in the Trust Account will be used to fund the redemption of our public shares, and the private placement shares will be worthless. Pursuant to letter agreements that our initial shareholders, directors and officers have entered into with us, with certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial shareholders until the earlier of: (1) one year after the completion of our initial Business Combination; and (2) subsequent to our initial Business Combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement shares will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our initial Business Combination. Since our Sponsor and directors and officers may directly or indirectly own ordinary shares, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

•
Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular Business Combination.

•
Our directors and officers may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial Business Combination.

The conflicts described above may not be resolved in our favor.
Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities, including IPOD, IPOF, the Other SCS SPACs and the other entities noted in their biographies above, as applicable.

Accordingly, if any of the above directors or officers become aware of a Business Combination opportunity which is suitable for any entity (including any additional special purpose acquisition companies they become involved with) to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to identify and pursue Business Combination opportunities or complete our initial Business Combination.
We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with Social Capital, Suvretta, our Sponsor, directors or officers. In the event we seek to complete our initial Business Combination with such a company, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire that such an initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.
In addition, our Sponsor or any of its affiliates may make additional investments in our company in connection with the initial Business Combination, although our Sponsor and its affiliates have no obligation or current intention to do so. If our Sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our Sponsor’s motivation to complete an initial Business Combination.
In the event that we submit our initial Business Combination to our public shareholders for a vote, our initial shareholders, directors and officers have agreed, pursuant to the terms of letter agreements entered into with us, to vote any founder shares (and their permitted transferees will agree) and public shares held by them in favor of our initial Business Combination.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
None of our current or former directors or officers have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial Business Combination and our liquidation, we will pay an affiliate of our Sponsor a total of $10,000 per month for office space, administrative and support services. Our Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, directors, officers or our or any of their respective affiliates. In September 2020, pursuant to a Director Restricted Stock Unit Award Agreement, dated September 24, 2021, between the Company and Mr. Sundaram, we agreed to grant 30,000 restricted stock units (“RSUs”) to Mr. Sundaram, which grant is contingent on both the consummation of our initial Business Combination and a shareholder approved equity plan. The RSUs will vest upon the consummation of such initial business combination (the “Vesting Date”) and represent 30,000 Class A ordinary shares (or, following a domestication by the Company as a Delaware corporation, shares of common stock) that will settle on a date determined in our sole discretion that shall occur between the Vesting Date and March 15 of the year following the year in which vesting occurs.
After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed Business Combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a committee comprised solely of independent directors, subject to applicable phase-in rules, or by a majority of the independent directors on our board of directors.
We are not party to any agreements with our directors and officers that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination should be a determining factor in our decision to proceed with any potential Business Combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of March 23, 2022 with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Class A Ordinary Shares(1)		Class B Ordinary Shares(2)
		Approximate		Approximate
		Percentage of		Percentage of
		Issued and		Issued and
		Outstanding Class A		Outstanding Class B
	Beneficially	Ordinary	Beneficially	Ordinary
	Owned	Shares	Owned	Shares
Name and Address of Beneficial Owner (3)
SCS Sponsor I LLC (our Sponsor) (4)	6,860,000	21.5%	6,220,000	99.5%
Chamath Palihapitiya (4)	6,860,000	21.5%	6,220,000	99.5%
Kishan (a/k/a Kishen) Mehta (4)	6,860,000	21.5%	6,220,000	99.5%
James Ryans	—	—	—	—
Vladimir Coric	30,000	*	30,000	*
Senthil Sundaram (5)	—	—	—	—
All directors, officers and directors as a group (5 individuals)	6,860,000	21.6%	6,250,000	100.0%
Citadel Advisors LLC and affiliates (6)	2,126,853	8.3%	—	—
Adage Capital Partners, L.P. and affiliates (7)	1,750,000	6.8%	—	—
Millennium Management LLC and affiliates (8)	1,530,664	6.0%	—	—

*	Less than one percent.
(1)	Includes all Class B ordinary shares convertible by such holder into Class A ordinary shares.

(2)	Class B ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in this Annual Report.

(3)
Unless otherwise noted, the business address of each of the following entities or individuals is c/o Social Capital Suvretta Holdings Corp. I, 2850 W. Horizon Ridge Parkway, Suite 200, Henderson, NV 89052.

(4)
SCS Sponsor I LLC, our Sponsor, is the record holder of the Class B ordinary shares reported herein. Messrs. Palihapitiya and Mehta may be deemed to beneficially own (within the meaning of Rule 13d-3 under the Exchange Act) securities held by SCS Sponsor I LLC by virtue of their shared control over SCS Sponsor I LLC.

(5)
In September 2021, pursuant to a Director Restricted Stock Unit Award Agreement, dated September 24, 2021, between the Company and Mr. Sundaram, the Company agreed to grant 30,000 restricted stock units (“RSUs”) to Mr. Sundaram, which grant is contingent on both the consummation of the Company’s initial Business Combination and a shareholder approved equity plan. The RSUs will vest upon the consummation of the Business Combination and represent 30,000 Class A ordinary shares that will settle on a date the Company selects determined in the sole discretion of the Company that shall occur between the vesting date and March 15 of the year following the year in which such Business Combination vesting occurs.

(6)
Based on a Schedule 13G jointly filed on January 26, 2022 by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), Citadel Securities Group LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin with respect to 2,126,853 Class A ordinary shares owned by Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”), and Citadel Securities. Such owned Shares may include other instruments exercisable for or convertible into Shares. Citadel Advisors is the portfolio manager for CM. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. The business address of each such entity or person is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

(7)
Based on a Schedule 13G jointly filed on July 12, 2021 by (i) Adage Capital Partners, L.P., a Delaware limited partnership (“ACP”) with respect to the Class A ordinary shares directly owned by it; (ii) Adage Capital Partners GP, L.L.C., a limited liability company organized under the laws of the State of Delaware (“ACPGP”), as general partner of ACP with respect to the Class A Ordinary Shares directly owned by ACP; (iii) Adage Capital Advisors, L.L.C., a limited liability company organized under the laws of the State of Delaware (“ACA”), as managing member of ACPGP, general partner of ACP, with respect to the Class A ordinary shares directly owned by ACP; (iv) Robert Atchinson, as managing member of ACA, managing member of ACPGP, general partner of ACP with respect to the Class A ordinary shares directly owned by ACP; and (v) Phillip Gross, as managing member of ACA, managing member of ACPGP, general partner of ACP with respect to the Class A Ordinary Shares directly owned by ACP. ACP has the power to dispose of and the power to vote the Class A Ordinary Shares beneficially owned by it, which power may be exercised by its general partner, ACPGP. ACA, as managing member of ACPGP, directs ACPGP’s operations. Neither ACPGP nor ACA directly own any Class A Ordinary Shares. By reason of the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, ACPGP and ACA may be deemed to beneficially own the shares owned by ACP. Messrs. Atchinson and Gross, as managing members of ACA, have shared power to vote the Class A Ordinary Shares beneficially owned by ACP. Neither Mr. Atchinson nor Mr. Gross directly own any Class A Ordinary Shares. By reason of the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, each may be deemed to beneficially own the shares beneficially owned by ACP. The business address of each such entity or person is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(8)
Based on a Schedule 13G jointly filed on February 15, 2022 by Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander, the 1,530,664 Class A ordinary shares disclosed herein as potentially beneficially owned by Millennium Management LLC, Millennium Group Management LLC and Mr. Englander are held by entities subject to voting control and investment discretion by Millennium Management LLC and/or other investment managers that may be controlled by Millennium Group Management LLC (the managing member of Millennium Management LLC) and Mr. Englander (the sole voting trustee of the managing member of Millennium Group Management LLC). The business address of Millennium Management LLC and Millennium Group Management LLC is 399 Park Avenue, New York, New York 10022, and the business address of Mr. Englander is c/o Millennium Management LLC, 399 Park Avenue, New York, New York 10022.

Our initial shareholders beneficially own approximately 21.6% of the issued and outstanding ordinary shares and have the right to elect all of our directors prior to our initial Business Combination as a result of holding all of the founder shares. Holders of our Class A ordinary shares will not have the right to appoint any directors to our board of directors prior to our initial Business Combination. In addition, because of their ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Founder Shares and Private Placement Shares
In March 2021, the Sponsor purchased 5,750,000 Class B ordinary shares for an aggregate purchase price of $25,000, or approximately $0.004 per share (the “founder shares”). In June 2021, the Sponsor transferred 30,000 founder shares to Dr. Coric (an independent director). On June 29, 2021, the Company effected a share capitalization resulting in the Sponsor and Dr. Coric holding an aggregate of 6,325,000 founder shares (up to 825,000 of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option in the Initial Public Offering was exercised), resulting in an effective purchase price per founder share of approximately $0.004. These founder shares are identical to the Class A ordinary shares included in the units sold in the Initial Public Offering, except that (i) prior to the initial Business Combination, only the holders of the Class B ordinary shares have the right to vote on the election of directors and holders of a majority of the founder shares may remove a member of the board of directors for any reason, (ii) the founder shares are subject to certain transfer restrictions, (iii) the holders of the founder shares have agreed pursuant to a letter agreement to waive (x) their redemption rights with respect to the founder shares, Private Placement Shares and public shares held by them in connection with the completion of a Business Combination, (y) their redemption rights with respect to any founder shares, Private Placement Shares and public shares held by them in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the public shares if the Company does not complete its initial Business Combination by July 2, 2023 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity and (z) their rights to liquidating distributions from the Trust Account with respect to the founder shares and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period, (iv) the Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of the initial Business Combination and (v) the founder shares are entitled to registration rights.
On July 2, 2021, the Company consummated its Initial Public Offering of its Class A ordinary shares, which included a partial exercise by the underwriters of their over-allotment option. As a result of the underwriters’ election to partially exercise their over-allotment option, a total of 750,000 founder shares are no longer subject to forfeiture and 75,000 founder shares were forfeited, resulting in an aggregate of 6,250,000 founder shares held by the Sponsor and one of the Company’s independent directors. Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale of 640,000 private placement shares at a purchase price of $10.00 per share, to the Sponsor generating gross proceeds to the Company of $6.4 million. The private placement shares are identical to the Class A ordinary shares sold in the Initial Public Offering except that, so long as they are held by the Sponsor or its permitted transferees: (1) they will not have rights to funds held in the Trust Account; (2) they may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of an initial Business Combination; and (3) they are entitled to registration rights.

Registration Rights
The holders of the Class B ordinary shares and private placement shares (and any Class A ordinary shares issuable upon the conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement signed June 29, 2021 requiring the Company to register such securities for resale (in the case of the Class B ordinary shares, only after conversion to Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
The Akili Merger Agreement contemplates that, at the Closing, the Company, the Sponsor, certain affiliates of the Sponsor and certain former stockholders of Akili will enter into the amended and restated registration rights agreement, pursuant to which the Company will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of SCS Common Stock that are held by the parties thereto from time to time.
Subscription Agreements
Concurrently with the execution of the Akili Merger Agreement, the Company entered into subscription agreements with certain existing directors, officers and equityholders of, or investment funds managed by, the Company, the Sponsor, Suvretta and/or their respective affiliates (the “Sponsor Related PIPE Investors”), pursuant to which the Sponsor Related PIPE Investors have subscribed for shares of SCS Common Stock in connection with the PIPE Investment. The Sponsor Related PIPE Investors are expected to fund $135,400,000 of the PIPE Investment, for which they will receive 13,540,000 shares of SCS Common Stock. Specifically, (i) SC Master Holdings, LLC, an entity affiliated with Chamath Palihapitiya, subscribed for 10,000,000 shares of SCS Common Stock and, (ii) Averill Master Fund, Ltd., an entity affiliated with Kishen Mehta, subscribed for 3,540,000 shares of SCS Common Stock. The PIPE Investment will be consummated substantially concurrently with the closing of the Akili Business Combination.
Related Party Notes and Advances
As of July 2, 2021, the Sponsor paid for certain offering costs on behalf of the Company in connection with the Initial Public Offering. The advances are non-interest bearing and due on demand. As of December 31, 2021, advances amounting to $10,000 were outstanding.
Prior to the initial Business Combination, the Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on the Company’s behalf, although no such reimbursements will be made from the proceeds of the Company’s Initial Public Offering Held in the Trust Account prior to the completion of an initial Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. In the event that the Company’s initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.
Administrative Support Agreement
The Company entered into an agreement whereby, commencing on July 2, 2021 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services. For the period from February 25, 2021 (inception) through December 31, 2021, the Company incurred $60,000, in fees for these services.
Related Party Policy
Prior to the Company’s Initial Public Offering, it had not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above that were entered into prior to or in connection with the Initial Public Offering were not reviewed, approved or ratified in accordance with any such policy.

In connection with the Initial Public Offering, the Company adopted its Code of Ethics, which requires it to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by its board of directors (or the appropriate committee of its board of directors) or as disclosed in its public filings with the SEC. Under the Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.
In addition, the Company’s audit committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent that the Company enters into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. The Company’s audit committee reviews on a quarterly basis all payments made by the Company to the Sponsor or the Company’s directors or officers, or the Company’s or any of their respective affiliates.
These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.
To further minimize conflicts of interest, the Company has also agreed not to consummate the Business Combination with an entity that is affiliated with any of the Sponsor or the Company’s directors or officers unless the Company, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire that the Business Combination is fair to the Company from a financial point of view. Furthermore, there will be no finder’s fees, reimbursements or cash payments made by us to the Sponsor or the Company’s directors or officers, or the Company or any of the Company’s respective affiliates, for services rendered to the Company prior to or in connection with the completion of the Business Combination, other than the following payments, none of which will be made from the proceeds of the Initial Public Offering and the sale of the private placement shares held in the Trust Account prior to the completion of the Business Combination:

•	repayment of an aggregate of up to $300,000 in loans made to the Company by the Sponsor prior to the completion of the Initial Public Offering;

•	payment to an affiliate of the Sponsor of a total of $10,000 per month for office space, administrative and support services;

•	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing a Business Combination; and

•
repayment of loans which may be made by the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination.

The above payments may be funded using funds not held in the Trust Account or, upon completion of the Business Combination, from any amounts remaining from the proceeds of the Trust Account released to the Company in connection therewith.

Item 14. Principal Accounting Fees and Services.
The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.
Audit Fees
. During the period from February 25, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $78,375 for the services they performed in connection with our initial public offering and the audit of our financial statements included in this proxy statement/ prospectus, including interim procedures and attendance at audit committee meetings.
Audit-Related Fees.
During the period from February 25, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.
Tax Fees
. During period from February 25, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.
All Other Fees
. During the period from February 25, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.
Our audit committee has determined that the services provided by Marcum are compatible with maintaining the independence of Marcum as our independent registered public accounting firm.
Pre-Approval Policy
Under our audit committee charter, the audit committee is required to approve in advance our independent auditors’ annual engagement letter, including the proposed fees contained therein, as well as all audit and, as provided in the Sarbanes-Oxley Act of 2002 and the SEC rules and regulations promulgated thereunder, all permitted non-audit engagements and relationships between us and such independent auditors. Our audit committee was formed and its charter adopted in connection with the consummation of our initial public offering. As a result, the audit committee did not pre-approve all services provided by Marcum. Since the formation of our audit committee, the audit committee has pre-approved all audit services, compliance and planning services performed for us by Marcum during the period from February 25, 2021 (inception) through December 31, 2021.

PART IV.
Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit

2.1*	Agreement and Plan of Merger, dated as of January 26, 2022, by and among the Registrant, Karibu Merger Sub, Inc., and Akili Interactive Labs, Inc. (incorporated by reference to Annex A to the Registrant’s proxy statement/prospectus contained in its Registration Statement on Form S-4, filed on February 14, 2022).

3.1	Amended and Restated Memorandum and Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 2, 2021).

4.1	Description of the Registrant’s securities.

10.1.1	Letter Agreement, dated as of July 29, 2021, by and among the Registrant, SCS Sponsor I LLC and the Registrant’s officers and directors (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K, filed on July 2, 2021).

10.1.2	Letter Agreement, dated September 24, 2021, between the Registrant and Mr. Sundaram (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on September 24, 2021).

10.2.1	Investment Management Trust Agreement, dated as of July 29, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on July 2, 2021).

10.3.1	Registration Rights Agreement, dated June 29, 2021, between the Registrant and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K, filed on July 2, 2021).

10.4.1	Administrative Services Agreement, dated as of July 29, 2021, by and between the Registrant and Social + Capital Partnership, LLC (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K, filed on July 2, 2021).

10.5.1	Private Placement Shares Purchase Agreement, dated as of June 29, 2021, between the Registrant and SCS Sponsor I LLC (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K, filed on July 2, 2021).

10.6.1	Form of Indemnity Agreement, dated June 29, 2021, between the Registrant and each of its officers and directors (incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K, filed on July 2, 2021).

10.7.1	Director Restricted Stock Unit Award Agreement, dated September 24, 2021, between the Registrant and Mr. Sundaram (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K, filed on November 15, 2021).

10.8.1	Sponsor Support Agreement, dated as of January 26, 2022, by and among SCS Sponsor I LLC, the Registrant, each director of the Registrant and Akili Interactive Labs, Inc. and the other parties thereto (incorporated by reference to Annex C to the Registrant’s proxy statement/prospectus contained in its Registration Statement on Form S-4, filed on February 14, 2022).

10.9.1	Stockholder Support Agreement, dated as of January 26, 2022, by and among the Registrant, Akili Interactive Labs, Inc. and the persons set forth on Schedule I thereto (incorporated by reference to Annex B to the Registrant’s proxy statement/prospectus contained in its Registration Statement on Form S-4, filed on February 14, 2022).

10.10.1	Form of Subscription Agreement, by and between the Registrant and the undersigned subscriber party thereto (incorporated by reference to Annex D to the Registrant’s proxy statement/prospectus contained in its Registration Statement on Form S-4, filed on February 14, 2022).

14.1	Code of Ethics and Business Conduct of the Registrant.

21.1	List of Subsidiaries of the Registrant.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*
Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I

Date: March 23, 2022	/s/ Chamath Palihapitiya
	By:	Chamath Palihapitiya

Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Chamath Palihapitiya
Name:	Chamath Palihapitiya
Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date:	March 23, 2022

/s/ Kishan Mehta
Name:	Kishan Mehta
Title:	President and Director
Date:	March 23, 2022

/s/ James Ryans
Name:	James Ryans
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 23, 2022

/s/ Vladimir Coric
Name:	Vladimir Coric
Title:	Director
Date:	March 23, 2022

/s/ Senthil Sundaram
Name:	Senthil Sundaram
Title:	Director
Date:	March 23, 2022