Form 10-Q
period 2022-03-31
Social Capital Suvretta Holdings Corp. I
filed 2022-05-16
CIK 1850266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file
number:001-40558

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
of the Exchange Act).    Yes  ☒    No  ☐
As of May
16
, 2022, there were 25,640,000 Class A ordinary shares, par value $0.0001 per share, and 6,250,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets at March 31, 2022 (Unaudited) and December 31, 2021	1
Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and for the period from February 25, 2021 (inception) through March 31, 2021 (Unaudited)	2
Condensed Consolidated Statements of Changes in Temporary Equity and Permanent Deficit for the three months ended March 31, 2022 and for the period from February 25, 2021 (inception) through March 31, 2021 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and for the period from February 25, 2021 (inception) through March 31, 2021 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Part III. Signatures	24

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$69,991	$428,189
Prepaid expenses	542,783	504,034

Total Current Assets	612,774	932,223
Non-current prepaid insurance	123,750	247,500
Marketable securities held in Trust Account	250,033,500	250,008,324

TOTAL ASSETS	$250,770,024	$251,188,047

LIABILITIES, TEMPORARY EQUITY AND PERMANENT DEFICIT
Current liabilities
Accounts payable	$53,147	$5,000
Accrued expenses	5,651,189	$1,974,837
Due to related party	43,686	10,000

Total current liabilities	5,748,022	1,989,837
Deferred underwriting fee payable	7,700,000	7,700,000

Total Liabilities	13,448,022	9,689,837

Commitments and Contingencies (Note 6)
Temporary Equity
Class A ordinary shares subject to possible redemption, 25,000,000 shares at redemption value as of March 31, 2022 and December 31, 2021	250,000,000	250,008,324
Permanent Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 640,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	64	64
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,250,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	625	625
Additional paid-in capital	—	—
Accumulated deficit	(12,678,687)	(8,510,803)

Total Permanent Deficit	(12,677,998)	(8,510,114)

TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT DEFICIT	$250,770,024	$251,188,047

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,	For the Period from February 25, 2021 (Inception) Through March 31,
	2022	2021
Operating and formation costs	$4,201,384	$5,182

Loss from operations	(4,201,384)	(5,182)

Other income:
Interest earned on marketable securities held in Trust Account	25,176	—

Net loss	$(4,176,208)	$(5,182)

Basic and diluted weighted average shares out s tanding, Class A ordinary shares	25,640,000	—

Basic and diluted net loss per share, Class A ordinary shares	$(0.13)	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,250,000	5,500,000

Basic and diluted net loss per share, Class B ordinary shares	$(0.13)	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND PERMANENT EQUITY (DEFICIT)
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Temporary Equity		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Permanent
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	25,000,000	$250,008,324	640,000	$64	6,250,000	$625	$—	$(8,510,803)	$(8,510,114)
Remeasurement for Class A ordinary shares to redemption value	—	(8,324)	—	—	—	—	—	8,324	8,324
Net lo s s	—	—	—	—	—	—	—	(4,176,208)	(4,176,208)

Balance – March 31, 2022	25,000,000	$250,000,000	640,000	$64	6,250,000	$625	$—	$(12,678,687)	$(12,677,998)

FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Temporary Equity		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Permanent
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – February 25, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	—	—	6,325,000	633	24,367	—	25,000
Net loss	—	—	—	—	—	—	—	(5,182)	(5,182)

Balance – March 31, 2021	—	$—	—	$—	6,325,000	$633	$24,367	$(5,182)	$19,818

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
CONDENSED CONSOLIDATED
STATEMENTS
OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2022	For the Period from February 25, 2021 (Inception) through March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(4,176,208)	$(5,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Founder Shares	—	5,000
Interest earned on marketable securities held in Trust Account	(25,176)	—
Changes in operating assets and liabilities:
Prepaid expenses	(38,749)	—
Non-current prepaid insurance	123,750	—
Accounts payable and accrued expenses	3,724,499	44
Advance from related party	33,686	—

Net cash used in operating activities	(358,198)	(138)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	255
Payment of offering costs	—	(117)

Net cash provided by financing activities	—	138
Net Change in Cash	(358,198)	—
Cash – Beginning of period	428,189	—

Cash – End of period	$69,991	$—

Non-Cash Investing and Financing Activities:
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$20,000

Offering costs included in accrued offering costs	$—	$5,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
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
The Company has one wholly-owned subsidiary, Karibu Merger Sub, Inc., which was incorporated in the State of Delaware on January 24, 2022. (“Merger Sub”).
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Akili Interactive Labs, Inc. (see Note 6). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the marketable securities held in the Trust Account (as defined below).
The registration statements for the Company’s Initial Public Offering became effective on June 29, 2021 and June 30, 2021. On July 2, 2021, the Company consummated the Initial Public Offering of 25,000,000 Class A ordinary shares (the “Public Shares”), which includes the partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Public Shares, at $10.00 per Public Share, generating gross proceeds of $250,000,000, which is described in Note 3. The fair value attributable to the unexercised portion of the over-allotment option was deemed to be immaterial to the condensed consolidated financial statements.
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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
Proposed Akili Business Combination
On January 26, 2022, the Company entered into an Agreement and Plan of Merger (the “Akili Merger Agreement”) by and among the Company, Karibu Merger Sub, Inc., a Delaware corporation and its direct wholly owned subsidiary (“Merger Sub”), and Akili Interactive Labs, Inc., a Delaware corporation (“Akili”).
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
Akili stockholders, option holders and warrant holders an aggregate number of shares of SCS Common Stock equal to 7.5% of the fully diluted shares of SCS Common Stock (including shares reserved under the equity incentive plan to be adopted by the combined company in connection with the Closing), determined as of immediately following the Closing (collectively, the “Earnout Shares”), which Earnout Shares will be subject to release from escrow to the pre-Closing
Akili stockholders, option holders and warrant holders in three equal tranches upon the daily volume weighted average price of a share of SCS Common Stock reaching $15.00 per share,
$20.00

per share and
$30.00

per share, respectively, over any
20 trading days within any 30 consecutive trading day period following the Closing and prior to the fifth anniversary of the Closing, in each case, on the terms set forth in the Akili Merger Agreement; and (4) at the Closing, the Company will be renamed “Akili, Inc.” The Closing is subject to the satisfaction or waiver of certain closing conditions contained in the Akili Merger Agreement, including the approval of the Company’s shareholders.

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
On January 26, 2022, concurrently with the execution of the Akili Merger Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”), pursuant to which the PIPE Investors have subscribed for an aggregate of 16,200,000 shares of SCS Common Stock for an aggregate purchase price of $162,000,000 (the “PIPE Investment”), of which approximately $135,400,000 is committed by certain existing directors, officers and equity holders of, or investment funds managed by, the Company, the Sponsor, Suvretta and/or their respective affiliates (the “Sponsor Related PIPE Investors”). The PIPE Investment will be consummated substantially concurrently with the Closing.
The consummation of the proposed Akili Business Combination is subject to certain conditions as further described in the Akili Merger Agreement.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the pandemic could have a negative effect on the Company’s business, financial position, results of operations and/or the search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Liquidity and Going Concern
As of March 31, 2022, the Company had $69,991 in its operating bank account and working capital deficit of $5,135,248.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.
The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to (other than pursuant to the Promissory Note (as defined in Note 9), loan the Company additional funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain such additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the condensed consolidated financial statements. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
We performed an assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Company has until July 2, 2023 to consummate a Business Combination, which date may be extended pursuant to its Amended and Restated Memorandum and Articles of Association. It is uncertain that the Company will be able to consummate a Business Combination by July 2, 2023. If a Business Combination is not consummated by this date and such date is not extended pursuant to the Company’s Amended and Restated Memorandum and Articles of Association, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur within the required time period, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 2, 2023.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form
10-K
for the period ended December 31, 2021 filed with the SEC on March 24, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary where the Company has the ability to exercise control.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Significant accounting estimates include the determination of the fair value of Class A ordinary shares subject to possible redemption and the fair value of Founder Shares transferred to directors. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in a money market fund which is invested primarily in U.S. Treasury securities.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as permanent deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the permanent deficit section of the Company’s condensed consolidated balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in
capital (to the extent available) and accumulated deficit.
At March 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Class A ordinary shares issuance costs	(12,488,190)
Plus:
Remeasurement of carrying value to redemption value	12,496,514

Class A ordinary shares subject to possible redemption, December 31, 2021	$250,008,324
Plus:
Remeasurement of carrying value to redemption value	(8,324)
Class A ordinary shares subject to possible redemption, March 31, 2022	$250,000,000

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
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the condensed consolidated financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s condensed consolidated financial statements and prescribes a recognition threshold and measurement process for condensed consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon

examination by taxing authorities. The Company’s management has determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.
The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Net Loss per Ordinary Share
Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Losses are shared pro rata between the two classes of shares. Charges associated with the redeemable Class A ordinary shares are excluded from net loss per ordinary share as the redemption value approximates fair value.
As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2022		For the Period from February 25, 2021 (Inception) Through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(3,357,729)	$(818,479)	$—	$(5,182)
Denominator:
Basic and diluted weighted average shares outstanding	25,640,000	6,250,000	—	5,500,000

Basic and diluted net loss per ordinary share	$(0.13)	$(0.13)	$—	$(0.00)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” (“ASC 820”), approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.
Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s condensed consolidated financial statements.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.
Accrued Expenses
At March 31, 2022, accrued expenses included
$4,057,943 of legal expenses, $586,083 of printer expense, $754,802 of due diligence expense, $70,000 of regulatory filing fee, $2,701 of accounting expense and $179,660
, of
professional
fee
expense
 $2,500,000 of legal expenses, $369,802 of consulting expense and $982,493 of other transactional related expenses incurred in connection with the Business Combination with Akili.
At December 31, 2021, accrued expenses includes $1,514,044 of legal expenses, $5,000 of printer expense, $385,000 of due diligence expense, $70,000 of regulatory filing fee and $793 of accounting expense.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 25,000,000 Public Shares, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Public Shares, at a price of $10.00 per Public Share. Unlike some other initial public offerings of special purpose acquisition companies, investors in the Initial Public Offering did not receive any warrants (which would typically become exercisable following completion of the Business Combination). The fair value attributable to the unexercised portion of the over-allotment option was deemed to be immaterial to the condensed consolidated financial statements.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
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
In June 2021, the Sponsor transferred 30,000 Founder Shares to Vladimir Coric, an independent director of the Company. The sale of the Founders Shares to the Company’s director is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 30,000 shares granted to the Company’s director was $214,160 or approximately $7.14 per share. The Founders Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.
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
Administrative Services Agreement
The Company entered into an agreement in which it will pay an affiliate of the Sponsor
$10,000 per
month, commencing on June 30, 2021, for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company incurred
$30,000 in
fees for these services, of which such amount was accrued in due to related parties. At December 31, 2021, the Company incurred $60,000 in fees for these services, of which such amount was recognized in Operating and Formation Costs in the accompanying statement of operations. For the period from February 25, 2021 (inception) through March 31, 2021, the Company did not incur any fees for these services.
Due to Related Party
As of March 31, 2022, an affiliate of the Sponsor had advanced the Company $33,686 for working capital purposes, inclusive of the administrative services agreement noted above, of which $0 was repaid during the three months ended March 31, 2022. As of March 31, 2022 and December 31, 2021, the outstanding balance was $43,686 and $10,000, respectively.
Promissory Note — Related Party
On March 2, 2021, the Company issued an unsecured promissory note to the Sponsor (the
“Pre-IPO
Sponsor Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The
Pre-IPO
Sponsor Promissory Note was
non-interest
bearing and payable on the earlier of December 31, 2021 and the completion of the Initial Public Offering. The outstanding balance under the
Pre-IPO
Sponsor Promissory Note of $300,000 was repaid at the closing of the Initial Public Offering on July 2, 2021. Borrowings are no longer available under the
Pre-IPO
Sponsor Promissory Note.
Related Party Loans
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to (other than pursuant to the Promissory Note (see Note 9)), loan the Company additional funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, it may repay such loaned amounts out of the proceeds of the Trust Account. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. As of March 31, 2022 and December 31, 2021, there were no outstanding amounts under the Working Capital Loans.

Subscription Agreements
Concurrently with the execution of the Akili Merger Agreement, the Company entered into Subscription Agreements with the Sponsor Related PIPE Investors, pursuant to which the Sponsor Related PIPE Investors have subscribed for shares of Akili, Inc. common stock in connection with the PIPE Investment. The Sponsor Related PIPE Investors are expected to fund $135,400,000 of the PIPE Investment, for which they will receive 13,540,000 shares of Akili, Inc. common stock. Specifically, (i) SC Master Holdings, LLC, an entity affiliated with Chamath Palihapitiya, subscribed for 10,000,000 shares of Akili, Inc. common stock, (ii) Averill Master Fund, Ltd., an entity affiliated with Kishen Mehta, subscribed for 3,540,000 shares of Akili, Inc. common stock. The PIPE Investment will be consummated substantially concurrently with the closing of the Akili Business Combination.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration Rights
Pursuant to a registration rights agreement entered into on June 29, 2021, the holders of the Founder Shares, Private Placement Shares and any Private Placement Shares that may be issued on conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the conversion of the Founder Shares) are entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements. In connection with the Akili Business Combination, the registration rights agreement will be amended and restated.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
Beginning on February 24, 2022, certain purported shareholders of the Company sent demand letters (the “Demands”) alleging deficiencies and/or omissions in the Registration Statement on Form S-4 filed by the Company with the SEC on February 14, 2022. The Demands seek additional disclosures to remedy these purported deficiencies.
On March 11, 2022, a purported shareholder of the Company filed a complaint against the Company, the members of the Company’s board of directors, BofA Securities, Inc. and Morgan Stanley & Co. LLC in the Supreme Court of the State of New York for the County of New York. The complaint is captioned as Elstein v. Palihapitiya et al., Case No. 651138/2022 (N.Y. Sup. Ct. N.Y. Cty., Mar. 11, 2022) (the “Complaint” and, along with the Demands, the “Matters”). The Complaint asserts, among other things, claims for breach of fiduciary duty to disclose under Delaware law and Cayman Islands law. The Complaint alleges that the Company and its board of directors caused a materially misleading and incomplete proxy statement to be filed on February 14, 2022 with the SEC. Among other remedies, the plaintiff seeks to enjoin the Company’s shareholder meeting in connection with the Akili Business Combination and be awarded attorneys’ fees and costs.
The Company believes that the allegations in the Matters are meritless. If any Matter is not resolved, the Matters could prevent or delay completion of the Akili Business Combination and result in costs to the Company and Akili. If plaintiffs are successful in obtaining an injunction prohibiting the completion of the Akili Business Combination on the agreed-upon terms, then such injunction may prevent the Akili Business Combination from being completed, or from being completed within the expected time frame. Other potential plaintiffs may file additional lawsuits or send additional demand letters in connection with the Akili Business Combination.
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
The RSUs granted by the Company are in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The RSUs to be granted are subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the RSUs is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2022, the Company did not have a shareholder approved equity plan and also determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of RSUs times the grant date fair value per share (unless subsequently modified).
NOTE 7. TEMPORARY EQUITY AND PERMANENT DEFICIT
Preference Shares
—The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Company’s board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the Company’s ordinary shares and could have anti-takeover effects. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 640,000 Class A ordinary shares issued and outstanding, excluding 25,000,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity.
Class
 B Ordinary Shares
—The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 6,250,000 Class B ordinary shares issued and outstanding.
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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$250,033,500	$250,008,324
NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.
On April 20, 2022, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The Promissory Note is non-interest
bearing, unsecured and payable upon the earlier of
July 2, 2023
and the effective date of the Company’s Business Combination. The Promissory Note is subject to customary events of default which could, subject to certain conditions, cause the Promissory Notes to become immediately due and payable. On April 26, 2022, the Company drew a
$
250,000

under the Promissory Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Social Capital Suvretta Holdings Corp. I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to SCS Sponsor I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements, including with respect to our recently announced proposed Akili Business Combination (as defined below). Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form
10-K
filed with the SEC and the Registration Statement on Form
S-4
that we have filed with the SEC relating to our proposed Akili Business Combination (the “Akili Disclosure Statement”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Recent Developments
On January 26, 2022, we entered into an Agreement and Plan of Merger (the “Akili Merger Agreement”) by and among us, Karibu Merger Sub, Inc., a Delaware corporation and our direct wholly owned subsidiary, and Akili Interactive Labs, Inc., a Delaware corporation (“Akili”). For more information about the Akili Merger Agreement and the proposed Business Combination with Akili (the “Akili Business Combination”), see Note 1 to the accompanying condensed consolidated financial statements, our Current Report on Form
8-K
filed with the SEC on January 26, 2022, as amended on January 27, 2022, and the Akili Disclosure Statement. Unless specifically stated, this Quarterly Report does not give effect to the proposed Akili Business Combination and does not contain the risks associated with the proposed Akili Business Combination. Such risks and effects relating to the proposed Akili Business Combination are included in the Akili Disclosure Statement. The consummation of the proposed Akili Business Combination is subject to certain conditions as further described in the Akili Merger Agreement.
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. All activity for the period from February 25, 2021 (inception) through March 31, 2022 related to our formation, the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the proposed Akili Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.
For the three months ended March 31, 2022, we had a net loss of $4,176,208, which consisted of operating and formation costs of $4,201,384, of which $3,852,295 was associated with the business combination, offset by interest earned on marketable securities held in the Trust Account of $25,176.
For the period from February 25, 2021 (inception) through March 31, 2021, we had a net loss of $5,182, which consisted of operating and formation costs.
Risks and Uncertainties
Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the pandemic could have a negative effect on the Company’s business, financial position, results of operations and/or the search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

For the three months ended March 31, 2022, cash used in operating activities was $358,198. Net loss of $4,176,208 was affected by interest earned on marketable securities held in the Trust Account of $25,176. Changes in operating assets and liabilities provided $3,843,186 of cash for operating activities.
For the period from February 25, 2021 (inception) through March 31, 2021, cash used in operating activities was $138. Net loss of $5,182 was affected by formation costs of $5,000 paid by the Sponsor in exchange for the issuance of Founder Shares. Changes in operating assets and liabilities provided $44 of cash for operating activities.
As of March 31, 2022 and December 31, 2021, we had cash and marketable securities held in the Trust Account of $250,033,500 and $250,008,324, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022 and December 31, 2021, we had cash of $69,991 and $428,189, respectively, held outside of the Trust Account. If we do not complete the Akili Business Combination, we intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination. The use of funds related to the Akili Business Combination is described in the Akili Disclosure Statement.
On April 20, 2022, we issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $1,500,000. The Promissory Note is non-interest
bearing, unsecured and payable upon the earlier of July 2, 2023 and the effective date of our Business Combination. The Promissory Note is subject to customary events of default which could, subject to certain conditions, cause the Promissory Notes to become immediately due and payable.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor, an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to (other than pursuant to the Promissory Note), loan us additional funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment.
If we are unable to raise such additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the condensed consolidated financial statements.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities which would be considered off-balance
sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Critical Accounting Policies
The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and revenue and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible conversion in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the permanent deficit section of our condensed consolidated balance sheets.
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

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s condensed consolidated financial statements.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations, and cash flows for the periods presented.
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
Changes in Internal Control over Financial Reporting
There were no additional changes to our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Beginning on February 24, 2022, certain purported shareholders of the Company sent demand letters (the “Demands”) alleging deficiencies and/or omissions in the Registration Statement on Form
S-4
filed by the Company with the SEC on February 14, 2022. The Demands seek additional disclosures to remedy these purported deficiencies.
On March 11, 2022, a purported shareholder of the Company filed a complaint against the Company, the members of the Company’s board of directors, BofA Securities, Inc. and Morgan Stanley & Co. LLC in the Supreme Court of the State of New York for the County of New York. The complaint is captioned as Elstein v. Palihapitiya et al., Case No. 651138/2022 (N.Y. Sup. Ct. N.Y. Cty., Mar. 11, 2022) (the “Complaint” and, along with the Demands, the “Matters”). The Complaint asserts, among other things, claims for breach of fiduciary duty to disclose under Delaware law and Cayman Islands law. The Complaint alleges that the Company and its board of directors caused a materially misleading and incomplete proxy statement to be filed on February 14, 2022 with the SEC. Among other remedies, the plaintiff seeks to enjoin the Company’s shareholder meeting in connection with the Akili Business Combination and be awarded attorneys’ fees and costs.
The Company believes that the allegations in the Matters are meritless. If any Matter is not resolved, the Matters could prevent or delay completion of the Akili Business Combination and result in costs to the Company and Akili. If plaintiffs are successful in obtaining an injunction prohibiting the completion of the Akili Business Combination on the agreed-upon terms, then such injunction may prevent the Akili Business Combination from being completed, or from being completed within the expected time frame. Other potential plaintiffs may file additional lawsuits or send additional demand letters in connection with the Akili Business Combination.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form
10-K
filed with the SEC on March 24, 2022. For risk factors related to the proposed Akili Business Combination, see the “Risk Factors” section of the Registration Statement on Form
S-4
that we have filed with the SEC relating to our proposed Akili Business Combination. There have been no material changes in our risk factors since such filings, except for the following:
Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate (if we do not complete the Akili Business Combination) and complete our initial Business Combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, our business combination may be contingent on our ability to comply with certain laws and regulations and any post-business combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In addition, those laws and regulations and their interpretation and application may change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.
On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate (if we do not complete the Akili Business Combination) and complete our initial business combination (if we do not complete the Akili Business Combination prior to such adoption)
and may increase the costs and time related thereto.
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
(Nos.
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

2.1(1)	Agreement and Plan of Merger, dated as of January 26, 2022.

3.1(2)	Amended and Restated Memorandum and Articles of Association of the Registrant.

10.1(3)	Form of Subscription Agreement.

10.2(4)	Sponsor Support Agreement, dated as of January 26, 2022

10.3(5)	Akili Holders Support Agreement, dated as of January 26, 2022

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	INLINE XBRL Instance Document

101.SCH	INLINE XBRL Taxonomy Extension Schema Document

101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	INLINE XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)
Incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registrant’s Current Report on Form
8-K
filed on January 27, 2022. Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation
S-K
Item 601(b)(2). The registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2021.
(3)	Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2022.
(4)	Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2022.
(5)	Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I

Date: May 16, 2022	By:	/s/ Chamath Palihapitiya
	Name:	Chamath Palihapitiya
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ James Ryans
	Name:	James Ryans
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)