Form 10-Q
period 2022-06-30
Social Capital Suvretta Holdings Corp. I
filed 2022-08-12
CIK 1850266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
Rule 12b-2of
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
12th
, 2022, there were 25,640,000 Class A ordinary shares, par value $0.0001 per share, and 6,250,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

Page
Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at June 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2022 and for the Three Months Ended June 30, 2021 and for the period from February 25, 2021 (Inception) through June 31, 2021 (Unaudited)	2
Condensed Consolidated Statements of Changes in Temporary Equity and Permanent (Deficit) Equity for the Three and Six Months Ended June 30, 2022 and for the Three Months Ended June 30, 2021 and for the period from February 25, 2021 (Inception) through June 31, 2021 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Six months ended June 30, 2022 and for the period from February 25, 2021 (Inception) through June 31, 2021 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information

Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24
Signatures	25

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$145,044	$428,189
Prepaid expenses	524,750	504,034

Total Current Assets	669,794	932,223
Non-current prepaid insurance	—	247,500
Marketable securities held in Trust Account	250,371,095	250,008,324

TOTAL ASSETS	$251,040,889	$251,188,047

LIABILITIES, TEMPORARY EQUITY AND PERMANENT DEFICIT
Current liabilities
Accounts payable	$17,465	$5,000
Accrued expenses	7,405,342	1,979,837
Promissory note - related party	250,000	—
Due to related party	80,127	10,000

Total current liabilities	7,752,934	1,989,837
Deferred underwriting fee payable	7,700,000	7,700,000

Total Liabilities	15,452,934	9,689,837

Commitments and Contingencies (Note 6)
Temporary Equity
Class A ordinary shares subject to possible redemption, 25,000,000 shares at redemption value as of June 30, 2022 and December 31, 2021	250,371,095	250,008,324
Permanent Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 640,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	64	64
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,250,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	625	625
Additional paid-in capital	—	—
Accumulated deficit	(14,783,829)	(8,510,803)

Total Permanent Deficit	(14,783,140)	(8,510,114)

TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT DEFICIT	$251,040,889	$251,188,047

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Period from February 25, 2021 (Inception) Through June 30, 2021
Operating and formation costs	$2,071,642	$143	$6,273,026	$5,325

Loss from operations	(2,071,642)	(143)	(6,273,026)	(5,325)

Other expense:
Interest earned on marketable securities held in Trust Account	337,595	—	362,771	—

Net loss	$(1,734,047)	$(143)	$(5,910,255)	$(5,325)

Weighted average shares outstanding, Class A ordinary shares	25,640,000	—	25,640,000	—

Basic and diluted net loss per share, Class A ordinary shares	$(0.05)	$—	$(0.19)	$—

Weighted average shares outstanding, Class B ordinary shares	6,250,000	5,500,000	6,250,000	5,500,000

Basic and diluted net loss per share, Class B ordinary shares	$(0.05)	$(0.00)	$(0.19)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY
AND PERMANENT (DEFICIT) EQUITY
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Temporary Equity		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Permanent Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance – January 1, 2022	25,000,000	$250,008,324	640,000	$64	6,250,000	$625	$—	$(8,510,803)	$(8,510,114)

Remeasurement for Class A ordinary shares to redemption valu e	—	(8,324)	—	—	—	—	—	8,324	8,324
Net loss	—	—	—	—	—	—	—	(4,176,208)	(4,176,208)

Balance – March 31, 2022	25,000,000	$250,000,000	640,000	$64	6,250,000	$625	$—	$(12,678,687)	$(12,677,998)
Remeasurement for Class A ordinary shares to redemption value	—	371,095	—	—	—	—	—	(371,095)	(371,095)
Net loss	—	—	—	—	—	—	—	(1,734,047)	(1,734,047)

Balance – June 30, 2022	25,000,000	$250,371,095	640,000	$64	6,250,000	$625	$—	$(14,783,829)	$(14,783,140)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND
FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Temporary Equity		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Permanent Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance – February 25, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	—	—	6,325,000	633	24,367	—	25,000
Net loss	—	—	—	—	—	—	—	(5,182)	(5,182)

Balance – March 31, 2021	—	$—	—	$—	6,325,000	$633	$24,367	$(5,182)	$19,818
Net loss	—	—	—	—	—	—	—	(143)	(143)

Balance – June 30, 2021	—	$—	—	$—	6,325,000	$633	$24,367	$(5,325)	$19,675

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Period from February 25, 2021 (Inception) Through June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(5,910,255)	$(5,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Founder Shares	—	5,000
Interest earned on marketable securities held in Trust Account	(362,771)	—
Changes in operating assets and liabilities:
Prepaid expenses	(20,716)	(19,600)
Non-current prepaid insurance	247,500	—
Accounts payable and accrued expenses	5,442,970	88
Advance from related party	70,127	—

Net cash used in operating activities	(533,145)	(19,837)

Cash Flows from Financing Activities:
Advance from related party	—	25,692
Proceeds from promissory note – related party	250,000	300,000
Payment of offering costs	—	(82,317)

Net cash provided by financing activities	250,000	243,375

Net Change in Cash	(283,145)	223,538
Cash – Beginning of period	428,189	—

Cash – End of period	$145,044	$223,538

Non-Cash investing and financing Activities:
Offering costs included in accrued offering costs	$—	$285,873

Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$20,000

Remeasurement of Class A ordinary shares subject to possible redemption	$362,771	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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
The Company has one wholly-owned subsidiary, Karibu Merger Sub, Inc., which was incorporated in the State of Delaware on January 24, 2022 (“Merger Sub”).
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Akili Interactive Labs, Inc. (see Note 6). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the marketable securities held in the Trust Account (as defined below).
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
In connection with the closing of the Initial Public Offering on July 2, 2021, an amount of $250,000,000 ($10.00 per Public Share) from the net proceeds of the sale of the Public Shares in the Initial Public Offering and the sale of the Private Placement Shares was placed in a trust account (the “Trust Account”), and invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions of
Rule2a-7
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

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

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
JUNE 30, 2022
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
Akili stockholders, option holders and warrant holders in three equal tranches upon the daily volume weighted average price of a share of SCS Common Stock reaching $15.00 per share, $20.00 per share and $30.00 per share, respectively, over any 20 trading days within any 30 consecutive trading day period following the Closing and prior to the fifth anniversary of the Closing, in each case, on the terms set forth in the Akili Merger Agreement; and (4) at the Closing, the Company will be renamed “Akili, Inc.” The Closing is subject to the satisfaction or waiver of certain closing conditions contained in the Akili Merger Agreement,
 i
ncluding the approval of the Company’s shareholders.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

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
Liquidity and Going Concern
As of June 30, 2022, the Company had $145,044 in its operating bank account and working capital deficit of $7,083,140.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.
The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to (other than pursuant to the Promissory Note (as defined in Note 5)), loan the Company additional funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain such additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the condensed consolidated financial statements. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
The Company has performed an assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The Company has until July 2, 2023 to consummate a Business Combination, which date may be extended pursuant to its Amended and Restated Memorandum and Articles of Association. It is uncertain that the Company will be able to consummate a Business Combination by July 2, 2023. If a Business Combination is not consummated by this date and such date is not extended pursuant to the Company’s Amended and Restated Memorandum and Articles of Association, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur within the required time period, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 2, 2023.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form
10-K
for the period ended December 31, 2021 filed with the SEC on March 24, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in a money market fund which is invested primarily in U.S. Treasury securities.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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
At June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Class A ordinary shares issuance costs	(12,488,190)
Plus:
Remeasurement of carrying value to redemption value	12,496,514

Class A ordinary shares subject to possible redemption, December 31, 2021	$250,008,324
Plus:
Remeasurement of carrying value to redemption value	(8,324)

Class A ordinary shares subject to possible redemption, March 31, 2022	$250,000,000
Plus:
Remeasurement of carrying value to redemption value	371,095

Class A ordinary shares subject to possible redemption, June 30, 2022	$250,371,095

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
to be sustained upon

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

examination by taxing authorities. The Company’s management has determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.
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
As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		For the Period from February 25, 2021 (Inception) Through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjuste d	$(1,394,198)	$(339,849)	$—	(143)	$(4,751,927)	$(1,158,328)	$—	$(5,325)
Denominator:
Basic and diluted weighted average shares outstanding	25,640,000	6,250,000	—	5,500,000	25,640,000	6,250,000	—	5,500,000

Basic and diluted net loss per ordinary share	$(0.05)	$(0.05)	$—	(0.00)	$(0.19)	$(0.19)	$—	$(0.00)

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

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Accrued Expenses
At June 30, 2022, accrued expenses included $5,503,563 of legal expenses, $891,169 of printer expense, $754,802 of due diligence expense, $70,000 of regulatory filing fee, and $185,808 of other transactional related expenses incurred in connection with the Business Combination with Akili.
At December 31, 2021, accrued expenses included $1,514,044 of legal expenses, $5,000 of printer expense, $385,000 of due diligence expense, $70,000 of regulatory filing fee and $793 of accounting expense.
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
JUNE 30, 2022
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
In June 2021, the Sponsor transferred 30,000 Founder Shares to Vladimir Coric, an independent director of the Company. The sale of the Founders Shares to the Company’s director is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 30,000 shares granted to the Company’s director was $214,160 or approximately $7.14 per share. The Founders Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.
The Sponsor and the Company’s directors and officers have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.
Administrative Services Agreement
The Company entered into an agreement in which it will pay an affiliate of the Sponsor $10,000 per month, commencing on June 30, 2021, for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000, respectively, in fees for these services, of which such amount was accrued in due to related parties. For the period from February 25, 2021 (inception) through June 30, 2021, the Company did not incur any fees for these services.
Due to Related Party
For the six months ended June 30, 2022, an affiliate of the Sponsor had advanced the Company $70,127 for working capital purposes, inclusive of the administrative services agreement noted above, of which $0 was repaid during the six months ended June 30, 2022. As of June 30, 2022 and December 31, 2021, the outstanding balance was $80,127 and $10,000, respectively.
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
Pre-IPO
Sponsor Promissory Note.
On April 20, 2022, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The Promissory Note is non-interest
bearing, unsecured and payable upon the earlier of July 2, 2023 and the effective date of the Company’s Business Combination. The Promissory Note is subject to customary events of default which could, subject to certain conditions, cause the Promissory Notes to become immediately due and payable. On April 26, 2022, the Company drew $250,000 under the Promissory Note, which amount remains outstanding as of June 30, 2022.
Related Party Loans
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to (other than pursuant to the Promissory Note, loan the Company additional funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, it may repay such loaned amounts out of the proceeds of the Trust Account. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. As of June 30, 2022 and December 31, 2021, other than as described above with respect to the Promissory Note, there were no outstanding amounts under the Working Capital Loans.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

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
JUNE 30, 2022
(Unaudited)

Beginning on February 24, 2022, certain purported shareholders of the Company sent demand letters (the “Demands”) alleging deficiencies and/or omissions in the Registration Statement on Form
S-4
filed by the Company with the SEC on February 14, 2022. The Demands seek additional disclosures to remedy these purported deficiencies.
On March 11, 2022, a purported shareholder of the Company filed a complaint against the Company, the members of the Company’s board of directors, BofA Securities, Inc. and Morgan Stanley & Co. LLC in the Supreme Court of the State of New York for the County of New York. The complaint is captioned as Elstein v. Palihapitiya et al., Case No. 651138/2022 (N.Y. Sup. Ct. N.Y. Cty., Mar. 11, 2022) (the “Complaint” and, along with the Demands, the “Matters”). The Complaint asserted, among other things, claims for breach of fiduciary duty to disclose under Delaware law and Cayman Islands law. The Complaint alleged that the Company and its board of directors caused a materially misleading and incomplete proxy statement to be filed on February 14, 2022 with the SEC. Among other remedies, the plaintiff sought to enjoin the Company’s shareholder meeting in connection with the Akili Business Combination and be awarded attorney fees and costs. On June 29, 2022, the Complaint was voluntarily discontinued with prejudice.
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
Restricted Stock Unit Award
In September 2021, pursuant to a Director Restricted Stock Unit Award Agreement, dated September 24, 2021, between the Company and Senthil Sundaram, the Company agreed to grant 30,000 restricted stock units (“RSUs”) to Mr. Sundaram, which grant is contingent on both the consummation of a Business Combination and a shareholder approved equity plan. The RSUs will vest upon the consummation of such Business Combination and represent 30,000 Class A ordinary shares (or, following a domestication by the Company as a Delaware corporation, shares of common stock) of the Company that will settle on a date determined in the sole discretion of the Company that shall occur between the vesting date and March 15 of the year following the year in which vesting occurs.
The RSUs granted by the Company are in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The RSUs granted are subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the RSUs is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2022, the Company did not have a shareholder approved equity plan and also determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of RSUs times the grant date fair value per share (unless subsequently modified).
NOTE 7. TEMPORARY EQUITY AND PERMANENT DEFICIT
Preference Shares
—The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Company’s board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the Company’s ordinary shares and could have anti-takeover effects. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 640,000 Class A ordinary shares issued and outstanding, excluding 25,000,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity.
Class
 B Ordinary Shares
—The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 6,250,000 Class B ordinary shares issued and outstanding.
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

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

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
JUNE 30, 2022
(Unaudited)

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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Description	Level	June 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account		1	$250,371,095	$250,008,324
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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements, including with respect to our recently announced proposed Akili Business Combination (as defined below). Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking
statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form
10-K
filed with the SEC and the Registration Statement on Form
S-4,
as amended, that we have filed with the SEC relating to our proposed Akili Business Combination (the “Akili Disclosure Statement”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. All activity for the period from February 25, 2021 (inception) through June 30, 2022 related to our formation, the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the proposed Akili Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.
For the three months ended June 30, 2022, we had a net loss of $1,734,047, which consisted of operating and formation costs of $2,071,642, offset by interest earned on marketable securities held in the Trust Account of $337,595.
For the six months ended June 30, 2022, we had a net loss of $5,910,255, which consisted of operating and formation costs of $6,273,026, offset by interest earned on marketable securities held in the Trust Account of $362,771.
For the three months ended June 30, 2021, we had a net loss of $143, which solely consisted of operating and formation costs.
For the period from February 25, 2021 (inception) through June 30, 2021, we had a net loss of $5,325, which solely consisted of operating and formation costs.
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
G
oing Concer
n
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

For the six months ended June 30, 2022, cash used in operating activities was $533,145. Net loss of $5,910,255 was affected by interest earned on marketable securities held in the Trust Account of $362,771. Changes in operating assets and liabilities provided $5,739,881 of cash for operating activities.
For the period from February 25, 2021 (inception) through June 30, 2021, cash used in operating activities was $19,837. Net loss of $5,325 was offset by formation costs paid through issuance of Class B ordinary shares to the Sponsor of $5,000. Changes in operating assets and liabilities used $19,512 of cash for operating activities.
As of June 30, 2022 and December 31, 2021, we had cash and marketable securities held in the Trust Account of $250,371,095 and $250,008,324, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022 and December 31, 2021, we had cash of $145,044 and $428,189, respectively, held outside of the Trust Account. If we do not complete the Akili Business Combination, we intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination. The use of funds related to the Akili Business Combination is described in the Akili Disclosure Statement.
The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to (other than pursuant to the Promissory Note (as defined in Note 5)), loan the Company additional funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain such additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the condensed consolidated financial statements. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
The Company has performed an assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The Company has until July 2, 2023 to consummate a Business Combination, which date may be extended pursuant to its Amended and Restated Memorandum and Articles of Association. It is uncertain that the Company will be able to consummate a Business Combination by July 2, 2023. If a Business Combination is not consummated by this date and such date is not extended pursuant to the Company’s Amended and Restated Memorandum and Articles of Association, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur within the required time period, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 2, 2023.
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
Off-Balance

Sheet Arrangements
We have no obligations, assets or liabilities which would be considered off-balance

sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance

sheet arrangements. We have not entered into any

off-balance

sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial

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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
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
and
15d-15(f)
of the Exchange Act) that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
—OTHER INFORMATION
Item 1. Legal Proceedings
Beginning on February 24, 2022, certain purported shareholders of the Company sent demand letters (the “Demands”) alleging deficiencies and/or omissions in the Registration Statement on Form
S-4
filed by the Company with the SEC on February 14, 2022. The Demands seek additional disclosures to remedy these purported deficiencies.
On March 11, 2022, a purported shareholder of the Company filed a complaint against the Company, the members of the Company’s board of directors, BofA Securities, Inc. and Morgan Stanley & Co. LLC in the Supreme Court of the State of New York for the County of New York. The complaint is captioned as Elstein v. Palihapitiya et al., Case No. 651138/2022 (N.Y. Sup. Ct. N.Y. Cty., Mar. 11, 2022) (the “Complaint” and, along with the Demands, the “Matters”). The Complaint asserted, among other things, claims for breach of fiduciary duty to disclose under Delaware law and Cayman Islands law. The Complaint alleged that the Company and its board of directors caused a materially misleading and incomplete proxy statement to be filed on February 14, 2022 with the SEC. Among other remedies, the plaintiff sought to enjoin the Company’s shareholder meeting in connection with the Akili Business Combination and be awarded attorney fees and costs. On June 29, 2022, the Complaint was voluntarily discontinued with prejudice.
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
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form
10-K
filed with the SEC on March 24, 2022. There have been no material changes in such risk factors since such filing, except for the below. For risk factors related to the proposed Akili Business Combination, see the “Risk Factors” section of the Registration Statement on Form
S-4,
as amended, that we have filed with the SEC relating to our proposed Akili Business Combination.
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

3.1(1)	Amended and Restated Memorandum and Articles of Association of the Registrant.

10.1(2)	Promissory Note, dated April 20, 2022

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	INLINE XBRL Instance Document

101.SCH	INLINE XBRL Taxonomy Extension Schema Document

101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	INLINE XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2021.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 22, 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. I

Date: August 12th, 2022	By:	/s/ Chamath Palihapitiya
	Name:	Chamath Palihapitiya
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12th, 2022	By:	/s/ James Ryans
	Name:	James Ryans
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)