Form 10-Q
period 2022-09-30
Akili, Inc.
filed 2022-11-14
CIK 1850266

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-40558

Akili, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	98-1586159
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
125 Broad Street, Fifth Floor Boston, Massachusetts	02110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 456-0597

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	AKLI	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 7, 2022, the registrant had 77,908,746 shares of common stock, $0.0001 par value per share, outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for our future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements in this Quarterly Report and in any document incorporated by reference in this Quarterly Report may include, for example, statements about:

•
our ability to achieve and maintain profitability in the future;
•
our financial performance and ability to respond to general economic conditions;
•
our ability to manage our growth effectively and our expectations regarding the development and expansion of our business;
•
our ability to access sources of capital, including debt financing and other sources of capital to finance operations and growth;
•
our ability to achieve and maintain market acceptance and adoption of EndeavorRx and other prescription digital therapeutics by patients and physicians;
•
our ability to obtain or maintain adequate insurance coverage and reimbursement for EndeavorRx and its other products;
•
our ability to accurately forecast demand for EndeavorRx and any other future products;
•
our ability to maintain access for EndeavorRx and our other products via the Apple Store and the Google Play Store;
•
the effect of uncertainties related to the ongoing COVID-19 pandemic;
•
our ability to maintain or obtain patent protection and/or the patent rights relating to EndeavorRx and its other product candidates and our ability to prevent third parties from competing against us;
•
our ability to successfully commercialize EndeavorRx and its other products;
•
our ability to obtain and maintain regulatory approval for EndeavorRx and our other product candidates, in the U.S. and in foreign markets, and any related restrictions or limitations of an approved product candidate;
•
our ability to obtain funding for our operations, including funding necessary to complete further development of EndeavorRx and further development, approval and, if approved, commercialization of our other product candidates;
•
our ability to retain our key executives and to attract and retain highly skilled employees;
•
our ability to identify, in-license or acquire additional technology or product candidates;
•
our ability to successfully protect against security breaches and other disruptions to our information technology structure;
•
the impact of applicable laws and regulations, whether in the U.S. or foreign jurisdictions, and any changes thereof;
•
our ability to successfully compete against other companies developing similar products to our current and future product offerings;
•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•
our ability to establish and maintain an effective system of internal controls over financial reporting;
•
our ability to maintain the listing of our securities on Nasdaq;
•
the risk that the Business Combination disrupts our plans and operations;
•
our inability to realize the anticipated benefits of the Business Combination;
•
the outcome of any legal or governmental proceedings that may be instituted against us; and
•
other factors detailed under the section titled “Risk Factors”.

These forward-looking statements are based on information available as of the date of this Quarterly Report and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AKILI, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$89,661	$76,899
Restricted cash	305	305
Short-term investments	66,696	-
Accounts receivable	30	29
Prepaid expenses and other current assets	4,586	2,500
Total current assets	161,278	79,733
Property and equipment, net	996	1,193
Operating lease right-of-use asset	2,760	-
Prepaid expenses and other long-term assets	-	11
Total assets	$165,034	$80,937
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	3,486	2,345
Accrued expenses and other current liabilities	6,240	5,477
Deferred revenue	109	96
Deferred rent, short term	2	123
Operating lease liability	803	-
Note payable, short term	2,500	-
Total current liabilities	13,140	8,041
Note payable, long term	12,436	4,784
Operating lease liability, net of current portion	2,701	-
Corporate bond, net of bond discount	1,785	1,638
Earn-out liabilities	11,100	-
Deferred rent, long term	-	712
Total liabilities	41,162	15,175
Commitments and contingencies
Redeemable convertible preferred stock, $0.0001 par value: 100,000,000 and 48,102,729 shares authorized at September 30, 2022 and December 31, 2021, respectively; 0 and 43,318,218 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	-	291,876
Stockholders' equity (deficit)
Common stock, $0.0001 par value: 1,000,000,000 and 63,315,481 shares authorized at September 30, 2022 and December 31, 2021, respectively; 77,858,746 and 1,674,106 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	8	-
Additional paid-in capital	347,330	-
Accumulated deficit	(223,473)	(226,114)
Accumulated other comprehensive gain	7	-
Total stockholders' equity (deficit)	123,872	(226,114)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$165,034	$80,937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKILI, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$82	$155	$212	$377
Cost of revenues	123	83	316	243
Gross profit (loss)	(41)	72	(104)	134
Operating expenses:
Research and development	7,554	4,756	21,216	12,739
Selling, general and administrative	16,911	13,292	47,250	28,675
Total operating expenses	24,465	18,048	68,466	41,414
Operating loss	(24,506)	(17,976)	(68,570)	(41,280)
Other income (expense):
Other income	346	11	395	16
Interest expense	(496)	(172)	(866)	(292)
Extinguishment of debt	-	-	-	(181)
Change in estimated fair value of earn-out liabilities	77,892	-	77,892	-
Total other income (expense)	77,742	(161)	77,421	(457)
Income (loss) before income taxes	53,236	(18,137)	8,851	(41,737)
Income tax expense	-	-	-	-
Net income (loss)	$53,236	$(18,137)	$8,851	$(41,737)
Unrealized gain on short-term investments	$14	$-	$7	$-
Comprehensive income (loss)	$53,250	$(18,137)	$8,858	$(41,737)
Net income (loss)	$53,236	$(18,137)	$8,851	$(41,737)
Dividends on Series D convertible preferred stock	(1,598)	(2,773)	(7,383)	(3,888)
Redemption value of Series D convertible preferred stock	(799)	(1,386)	(3,692)	(57,263)
Net income (loss) attributable to common stockholders - basic	$50,839	$(22,296)	$(2,224)	$(102,888)
Net income (loss) per share attributable to common stockholders - basic	$1.38	$(16.67)	$(0.16)	$(77.09)
Net income (loss) per share attributable to common stockholders - diluted	$0.76	$(16.67)	$(0.16)	$(77.09)
Weighted average common stock outstanding - basic	36,920,116	1,337,797	13,690,186	1,334,562
Weighted average common shares outstanding - diluted	69,830,970	1,337,797	13,690,186	1,334,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKILI, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(In thousands, except share amounts)

(unaudited)

	Nine Months Ended September 30, 2022
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Permanent
	Shares	Value	Shares	Value	Capital	Deficit	(Loss) Income	Equity (deficit)
Balance at December 31, 2021	37,629,060	$291,876	1,454,239	$-	$-	$(226,114)	$-	$(226,114)
Retroactive application of recapitalization (Note 1)	5,689,158	-	219,867	-	-	-	-	-
Adjusted balance, beginning of period	43,318,218	291,876	1,674,106	-	-	(226,114)	-	(226,114)
Stock-based compensation expense	-	-	-	-	4,039	-	-	4,039
Exercise of stock options	-	-	32,557	-	105	-	-	105
Stock dividend accrued for Series D preferred stock	-	5,785	-	-	(4,144)	(1,641)	-	(5,785)
Redemption value of Series D preferred stock	-	2,893	-	-	-	(2,893)	-	(2,893)
Other comprehensive loss	-	-	-	-	-	-	(7)	(7)
Net loss	-	-	-	-	-	(44,385)	-	(44,385)
Balance at June 30, 2022	43,318,218	$300,554	1,706,663	$-	$-	$(275,033)	$(7)	$(275,040)
Stock-based compensation expense	-	-	-	-	1,673	-	-	1,673
Exercise of stock options	-	-	26,188	-	40	-	-	40
Stock dividend accrued for Series D preferred stock	1,008,596	1,598	-	-	(721)	(877)	-	(1,598)
Redemption value of Series D preferred stock	8,472,752	799	-		-	(799)	-	(799)
Exercise of Legacy Akili warrants	-	-	8,834	-	-	-	-	-
Conversion of redeemable preferred stock into permanent equity	(52,799,566)	(302,951)	52,799,566	5	302,946	-	-	302,951
Issuance of common stock upon Business Combination and PIPE Investment	-	-	23,317,495	3	164,280	-	-	164,283
Reverse recapitalization, net of transaction costs (including ($87,512) of deemed dividends related to Earn-Out Shareholders)	-	-	-	-	(120,888)	-	-	(120,888)
Other comprehensive gain	-	-	-	-	-	-	14	14
Net income	-	-	-	-	-	53,236	-	53,236
Balance at September 30, 2022	-	$-	77,858,746	$8	$347,330	$(223,473)	$7	$123,872

AKILI, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(In thousands, except share amounts)

(unaudited)

	Nine Months Ended September 30, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Permanent
	Shares	Value	Shares	Value	Capital	Deficit	Equity (deficit)
Balance at December 31, 2020	23,785,202	$116,886	1,157,868	$-	$9,905	$(114,807)	$(104,902)
Retroactive application of recapitalization (Note 1)	3,596,097	-	175,058	-	-	-	-
Adjusted balance, beginning of period	27,381,299	116,886	1,332,926	-	9,905	(114,807)	(104,902)
Stock-based compensation expense	-	-	-	-	1,800	-	1,800
Exercise of stock options	-	-	6	-	-	-	-
Issuance of common stock warrants	-	-	-	-	268	-	268
Issuance of convertible preferred stock, net of issuance costs	15,027,075	109,681	-	-	-	-	-
Stock dividend accrued for Series D preferred stock	-	1,115	-	-	(1,115)	-	(1,115)
Redemption value of Series D preferred stock	-	55,877	-	-	(10,858)	(45,019)	(55,877)
Net loss	-	-	-	-	-	(23,600)	(23,600)
Balance at June 30, 2021	42,408,374	$283,559	1,332,932	$-	$-	$(183,426)	$(183,426)
Stock-based compensation expense	-	-	-	-	1,748	-	1,748
Exercise of stock options	-	-	123,599	-	146	-	146
Stock dividend accrued for Series D preferred stock	-	2,773	-	-	(1,510)	(1,263)	(2,773)
Redemption value of Series D preferred stock	-	1,386	-	-	(384)	(1,002)	(1,386)
Net loss	-	-	-	-	-	(18,137)	(18,137)
Balance at September 30, 2021	42,408,374	$287,718	1,456,530	-	$-	$(203,828)	$(203,828)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKILI, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$8,851	$(41,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	231	198
Reduction in the carrying amount of right-of-use assets	362	-
Stock-based compensation expense	7,192	3,548
Loss on extinguishment of debt	-	181
Loss on disposal of fixed assets	-	13
Amortization of premium on short-term investments	(97)	-
Non cash interest expense	299	135
Change in fair value of earn-out liabilities	(77,892)	-
Changes in operating assets and liabilities:
Accounts receivable	(1)	(21)
Prepaid expenses and other current assets	(2,086)	(1,126)
Prepaid expenses and other long-term assets	11	(84)
Accounts payable	1,193	786
Accrued expenses and other current liabilities	(187)	2,457
Deferred rent	(20)	(86)
Operating lease liabilities	(431)	-
Deferred revenue	13	(197)
Net cash used in operating activities	(62,562)	(35,933)
Cash flows from investing activities:
Acquisition of property and equipment	(42)	(53)
Capitalized software development costs	-	(427)
Purchases of short-term investments	(81,593)	-
Proceeds from maturities of short-term investments	15,000	-
Net cash used in investing activities	(66,635)	(480)
Cash flows from financing activities:
Proceeds from exercise of stock options	145	146
Proceeds from note payable	10,000	5,000
Proceeds from issuance of preferred stock, net issuance costs	-	109,681
Proceeds from Business Combination, net of transaction costs paid	131,814	-
Payment of debt issuance costs	-	(74)
Payment of premium on note payable	-	(26)
Repayment of principal on note payable	-	(2,000)
Net cash provided by financing activities	141,959	112,727
Net increase in cash, cash equivalents, and restricted cash	12,762	76,314
Cash, cash equivalents, and restricted cash at beginning of period	77,204	18,833
Cash, cash equivalents, and restricted cash at end of period	$89,966	$95,147
Supplementary Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	453	128
Noncash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued expenses	-	11
Common stock warrants issued related to note payable	-	268
Redemption value of Series D preferred stock	3,692	57,263
Dividends accrued for Series D preferred stock	7,383	3,888
Recognition of earn-out liabilities	87,512	-
Net liabilities assumed in the Business Combination	950	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

1. Nature of the Business and Basis of Presentation

Organization

Akili, Inc. (collectively referred to with its wholly-owned, controlled subsidiaries, as “Akili” or the “Company”) operates as one business segment and is developing a digital medicine platform for the treatment and assessment of cognitive dysfunction across several neurology and psychiatry indications, including attention-deficit hyperactivity disorder (“ADHD”), major depressive disorder, autism spectrum disorder, multiple sclerosis, and various neuroinflammatory diseases. In June 2020, the U.S. Food and Drug Administration (“FDA”) granted clearance for EndeavorRx as a prescription treatment for children with ADHD. The Company is headquartered in Boston, Massachusetts.

On August 19, 2022, (the “Closing Date”), Social Capital Suvretta Holdings Corp. I, (“SCS”) consummated the previously announced merger pursuant to the Agreement and Plan of Merger (the "Merger Agreement"), dated January 26, 2022, by and among SCS, Akili Interactive Labs, Inc. and Karibu Merger Sub, Inc., pursuant to which Karibu Merger Sub, Inc. merged with and into Akili Interactive Labs, Inc., with Akili Interactive Labs, Inc. becoming a wholly owned subsidiary of SCS (the “Business Combination”). Upon the closing of the Business Combination (the "Closing"), SCS changed its name to Akili, Inc.

In connection with the Business Combination, SCS completed the sale and issuance of 16,200,000 shares of Akili, Inc. common stock, $0.0001 par value per share (the "Common Stock") in a private placement transaction for a purchase price of $10.00 per share for $162,000 in the aggregate (the “PIPE Investment”). Gross proceeds from the Merger totaled approximately $164,283 which included funds held in SCS’s trust account (after giving effect to redemptions). In connection with the Business Combination, approximately $31,438 of transaction costs and other fees were incurred. References to SCS refer to the Company prior to the consummation of the Business Combination and references to “Legacy Akili” refer to Akili Interactive Labs, Inc. (now a wholly-owned subsidiary of Akili, Inc.) prior to the consummation of the Business Combination. Legacy Akili was deemed the accounting acquirer in the Business Combination. This determination was primarily based on Legacy Akili’s stockholders prior to the Business Combination having a majority of the voting power in the combined company, Legacy Akili having the ability to appoint a majority of the board of directors of the combined company (the "Board"), Legacy Akili’s existing management comprising the senior management of the combined company, Legacy Akili comprising the ongoing operations of the combined company, Legacy Akili being the larger entity based on historical revenues and business operations, and the combined company assuming Legacy Akili’s name. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Akili issuing stock for the net assets of SCS, accompanied by a recapitalization. Under this method of accounting, SCS who was the legal acquirer, is treated as the “acquired” company for financial reporting purposes. The net assets of SCS are stated at historical cost, with no goodwill or other intangible assets recorded. The equity structure has been restated in all comparative periods up to the Closing Date to reflect the number of shares of the Company’s Common Stock, $0.0001 par value per share, issued to Legacy Akili stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Akili’s convertible preferred stock (“Legacy Convertible Preferred Stock”) and Legacy Akili common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio of approximately 1.15 pursuant to the terms of the Business Combination. Legacy Convertible Preferred Stock previously classified as mezzanine was retroactively adjusted, converted into Common Stock, and reclassified to permanent as a result of the reverse recapitalization. See Note 10 for more information. Akili, Inc. (formerly SCS) is a Delaware corporation incorporated on December 1, 2020. Akili Interactive Labs, Inc. is a Delaware corporation incorporated on December 1, 2011.

Going Concern

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. Product candidates currently under development will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance- reporting capabilities.

Most of the Company’s product candidates are still in development. There can be no assurance that the Company’s research and development will be successfully completed; that adequate protection for the Company’s intellectual property will be obtained; that any products developed will obtain necessary government regulatory approval; or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants.

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative operating cash flows for the nine months ended September 30, 2022 and had an accumulated deficit of $223,473. The Company believes that its cash and cash equivalents and short-term investments at September 30, 2022 of $156,357, along with the $15,000 available undrawn debt, will be sufficient to fund the Company’s planned operations and existing obligations for at least one year after the date that the condensed consolidated financial statements are issued.

The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital when needed, or on terms favorable to the Company, could have a negative impact on its financial condition and ability to pursue its business strategies.

COVID-19 Related Significant Risks and Uncertainties

There continue to be uncertainties regarding the pandemic of the novel coronavirus ("COVID-19") and the Company is closely monitoring the impact of COVID-19 on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, and business partners. The Company is unable to predict the specific impact that COVID-19 may have on its financial position and operations moving forward due to the numerous uncertainties. Any estimates made herein may change as new events occur and additional information is obtained, and actual results could differ materially from any estimates made herein under different assumptions or conditions. The Company will continue to assess the evolving impact of COVID-19.

In response to the COVID-19 pandemic, Congress passed the Coronavirus Aid, Relief and Economic Security Act of 2020 (the "CARES Act") which was signed into law on March 27, 2020. The CARES Act provides for deferred payment of the employer portion of social security taxes through the end of 2020, with a portion of the deferred amount due by December 31, 2022. As of September 30, 2022 and December 31, 2021, the Company has deferred payments of $187 of social security taxes, which is included in accrued expenses and other current liabilities within the condensed consolidated balance sheet.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, after elimination of all intercompany accounts and transactions. As permitted for interim reporting, certain footnotes or other financial information that are normally required by U.S. GAAP may be condensed or omitted, unless otherwise required by U.S. GAAP or Securities and Exchange Commission (“SEC”) rules and regulations. These condensed consolidated financial statements were prepared on the same basis as and should be read in conjunction with the Company’s annual consolidated financial statements included in the Company's final prospectus filed pursuant to Rule 424(b)(3) under the Securities Act with the SEC on October 17, 2022. In the opinion of management, all adjustments of a normal recurring nature, considered necessary for fair presentation, have been included in these condensed consolidated financial statements. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or future year. The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited annual consolidated financial statements but does not include all information required by U.S. GAAP for annual consolidated financial statements.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2021, included in the Company's final prospectus filed pursuant to Rule 424(b)(3) under the Securities Act with the SEC on October 17, 2022. Since the date of those consolidated financial statements, there have been no changes to the Company’s significant accounting policies except as noted below.

Legacy Convertible Preferred Stock: In connection with the Business Combination, all Legacy Convertible Preferred Stock were converted to common stock of Legacy Akili. See Notes 1, 3, and 10 for further information. The Company recorded shares of Legacy Convertible Preferred Stock at their respective estimated fair values on the dates of issuance, net of issuance costs. Legacy Convertible Preferred Stock was classified outside of stockholders’ deficit because the holders of such shares had liquidation and redemption rights in the event of a deemed liquidation event that, in certain situations, are not solely within the control of the Company, such as a merger, acquisition, and sale of all or substantially all of the Company’s assets.

Earn-Out Liabilities: In connection with the Business Combination, holders of Legacy Akili common stock, Legacy Convertible Preferred Stock and warrants to purchase shares of Legacy Akili common stock ("Earn-Out Shareholders") and employees or individual service providers holding options to purchase shares of Legacy Akili common stock, in each case as designated by the

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

Board of Akili as an earn-out service provider prior to the Closing Date (“Earn-Out Service Providers”) received the contingent right to receive additional Common Stock upon the achievement of certain earn-out targets (the “Rights”). The Company concluded the issuance of Rights to Earn-Out Shareholders constitutes a deemed dividend and evaluated the Rights for classification under guidance applicable to financial instruments. In assessing classification, the Company considered ASC Subtopic 815-40 “Contracts in Entity’s Own Equity” and determined the Rights contain settlement provisions that preclude them from being indexed to the Company’s stock and accordingly liability classification is required. The Company concluded issuance of the Rights to Earn-Out Service Providers represents compensation in scope of ASC Topic 718, "Compensation - Stock Compensation." In considering relevant classification guidance, the Company determined the Rights issued to Earn-Out Service Providers are liabilities because they are indexed to whether such Earn-Out Service Providers hold qualifying equity instruments when the earn-out targets are achieved. The fair value of the contingent earn-out consideration is estimated as of the Closing Date at the present value of the expected contingent earn-out consideration using a Monte Carlo Simulation Method ("MCSM"). The Company reviews the probability of achievement of the earn-out targets to determine the impact on the fair value of the earn-out consideration on a quarterly basis over the earn-out period. For Earn-Out Shareholders, the corresponding fair value was initially recorded against additional paid-in capital. Changes in the estimated fair value of the contingent earn-out consideration related to Earn-Out Shareholders are recorded in other income (expense) in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and are reflected in the period in which they are identified. For Earn-Out Service Providers, the corresponding fair value was initially recorded within operating expenses in the same functional category as the grantees' operating expenses. Changes in the estimated fair value of contingent earn-out consideration related to Earn-Out Service Providers is recorded as stock compensation for the period. Changes in the estimated fair value of the contingent earn-out consideration may materially impact or cause volatility in the Company's operating results.

Transaction Costs: The Company has allocated certain transaction costs to the Earn-out Shares based on the relative fair value of these instruments as compared to the other newly issued instruments as part of the Business Combination. The portion of transaction costs allocated to these instruments is reflected as a reduction to cash and an increase in selling, general and administrative expense. The costs were determined to relate to future share issuances and not to the initial recapitalization and therefore they were expensed on the Closing Date. All costs allocated to the other newly issued instruments, which consisted of Common Stock, were recorded in total permanent equity (deficit) as a reduction of additional paid-in capital.

Investments: The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. All investments in marketable securities are classified as available for sale. Available-for-sale securities are reported at fair value, with temporary unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, while other-than-temporary gains or losses are included in earnings. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense) within the condensed consolidated statements of operations and comprehensive income (loss).

Revenue: The following table presents the Company’s revenue by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product revenue	$82	$57	$212	$123
Collaboration revenue	-	98	-	254
Total	$82	$155	$212	$377

As of September 30, 2022, the Company has a contract liability related to product revenue, which consists of amounts that have been paid but have not been recognized as revenue. All amounts are expected to be recognized as revenue within 12 months of the balance sheet date and are classified as current deferred revenue. The Company recognized $72 of product revenue in the nine months ended September 30, 2022 that was previously included in the December 31, 2021 deferred revenue balance.

Contract Liabilities	Product
Balance at December 31, 2021	$96
Revenue recognized	(212)
Revenue deferred	225
Balance at September 30, 2022	$109

Advertising: The Company expenses advertising costs as incurred. Advertising expenses were $464 and $6,401 during the three and nine months ended September 30, 2022. Advertising expenses were $4,893 and $7,760 during the three and nine months ended September 30, 2021.

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

Leases: The Company determines whether a contract is, or contains, a lease at inception. The Company classifies each of its leases as operating or financing considering factors such as the length of the lease term, the present value of the lease payments, the nature of the asset being leased, and the potential for ownership of the asset to transfer during the lease term. Leases with terms greater than one-year are recognized on the consolidated balance sheets as right-of-use assets and lease liabilities and are measured at the present value of the fixed payments due over the expected lease term less the present value of any incentives, rebates or abatements we expect to receive from the lessor. Options to extend a lease are included in the expected lease term if exercise of the option is deemed reasonably certain. Costs determined to be variable and not based on an index or rate are not included in the measurement of the lease liability and are expensed as incurred. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilized the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis an amount equal to the lease payments over a similar term and in a similar economic environment. To estimate our incremental borrowing rate, a credit rating applicable to the Company is estimated using a synthetic credit rating analysis since it does not currently have a rating agency-based credit rating. The Company records expense to recognize fixed lease payments on a straight-line basis over the expected lease term. The Company has elected the practical expedient not to separate lease and non-lease components for real estate leases.

Recently adopted accounting pronouncements: In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842) as amended by ASU 2019-10 and ASU 2020-05, which supersedes the guidance in former ASC Topic 840, Leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less are not impacted by the new guidance.

The Company adopted this guidance, effective January 1, 2022, using the modified retrospective method as of the date of adoption such that prior periods will not be restated. The Company elected a package of practical expedients, under which an entity need not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, or initial direct costs for any existing leases. Additional disclosures related to accounting for leases under this new standard are included in Note 5. The adoption incrementally increased the Company’s assets and liabilities by the right-of-use asset and lease liabilities. As the leases do not provide an implicit rate, the Company’s incremental borrowing rate was determined based on the information available at the date of adoption to measure its lease liability. The adoption did not have a material impact on the Company’s condensed consolidated statement of operations and comprehensive income (loss) and did not require a cumulative adjustment to accumulated deficit on its condensed consolidated statement of stockholders’ equity as of September 30, 2022.

Recently issued accounting pronouncements: In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), as amended by ASU 2019-10. ASU 2016-13 will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. ASU 2016-13 is effective for the Company for the annual reporting period beginning January 1, 2023. The Company is currently evaluating the potential impact this standard may have on its consolidated financial statements and results of operations.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes-Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This standard is effective for annual reporting periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. The Company is currently evaluating the potential impact that ASU 2019-12 will have on its consolidated financial statements and related disclosures; however, it does not expect the impact to be material.

3. Business Combination

As discussed in Note 1, on August 19, 2022, the Company consummated the Business Combination pursuant to the Merger Agreement. The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, SCS, who was the legal acquirer, was treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of Akili issuing stock for the net assets of SCS, accompanied by a recapitalization.

Upon the Closing, holders of Legacy Akili common stock received shares of Common Stock in an amount determined by application of the exchange ratio of approximately 1.15 (the “Exchange Ratio”), which was based on Legacy Akili’s implied price per share prior to the Business Combination. For periods prior to the Business Combination, the reported share and per share amounts have been

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

retroactively converted by applying the Exchange Ratio. The consolidated assets, liabilities and results of operations prior to the Business Combination are those of Legacy Akili.

In connection with the Business Combination, approximately $31,438 of transaction related expenses and other costs were incurred.

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of changes in equity:

Nine months ended September 30, 2022
Cash - SCS trust and cash (net of redemptions)	$2,283
Cash - PIPE investors	162,000
Gross proceeds	164,283
Transaction related expenses and other costs paid at Closing (of which $8,850 represent the Company's transaction costs)	(30,989)
Transaction related expenses and other costs paid after Closing	(449)
Net proceeds from the Business Combination	132,845

In addition to the $8,850 paid at Closing noted in the table above, the Company incurred $4,077 in additional transaction costs related to certain legal, accounting, consulting and other third-party fees incurred. These transaction costs were incurred and paid during the nine months ended September 30, 2022. Of the Company's total transaction costs of $12,927, $3,046 was allocated to the Earn-Out Shares and expensed upon the Closing, based on the relative fair value of the Earn-Out Shares as compared to the other newly issued instruments as part of the Business Combination. The remaining Company transaction costs were recorded in additional paid-in capital.

The number of shares of Common Stock outstanding immediately following the Closing was as follows:

Common Stock
SCS public stockholders	227,522
SCS sponsor and independent director	6,890,000
Legacy Akili stockholders (1)	54,541,224
PIPE investors	16,200,000
Total shares of Common Stock immediately after Closing	77,858,746
(1)
The number of Legacy Akili shares was determined from the shares of Legacy Akili shares outstanding immediately prior to the Closing converted at the Exchange Ratio of approximately 1.15. The amount includes the cashless exercise of certain outstanding Akili Interactive Labs, Inc. warrants, which resulted in the issuance of 8,834 shares of Common Stock. All fractional shares were rounded down. Amount excludes the issuance of 7,536,461 Earn-Out Shares (as defined below), as the performance conditions have not yet been satisfied.

Earn-Out Shares:

Earn-Out Shareholders and Earn-Out Service Providers received the contingent right to receive additional shares of Common Stock upon the achievement of certain earn-out targets. Earn-Out Shareholders and Earn-Out Service Providers are eligible to receive up to 7,536,461 shares in the aggregate (the "Earn-Out" Shares) of additional Common Stock in three equal tranches upon the Company achieving $15.00, $20.00, or $30.00, respectively, as its volume-weighted average price per share of Common Stock for any 20 trading days within a 30 consecutive trading day period (as adjusted for share splits, reverse share splits, share dividends, reorganizations, recapitalizations, reclassifications, combination, exchange of shares, or the like).

As the Earn-Out Shares to Earn-Out Shareholders contain a settlement provision that precludes them from being indexed to the Company’s stock under ASC 815, Derivatives and Hedging, they are classified as liabilities. The Company accounts for the potential issuance of the Earn-Out Shares to Earn-Out Shareholders as a contingent consideration arrangement, a liability for which was initially valued and recorded using a MCSM for each earn-out period. Key inputs and assumptions were the Company’s stock price, expected term, volatility, the risk-free rate, and dividend yield. Some of these inputs are Level 3 assumptions that are updated each reporting period as the earn-out liabilities are recorded at fair value on a recurring basis. The Company revalued the earn-out liabilities as of September 30, 2022 and the change in the fair value of the earn-out liabilities was recorded in other income (expense) on the statement of operations.

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

As the Earn-Out Shares to Earn-Out Service Providers are indexed to whether such Earn-Out Service Providers hold qualifying equity instruments when the earn-out targets are achieved, they are classified as a liability under ASC 718, "Compensation-Stock Compensation". The Company accounts for the potential issuance of the Earn-Out Shares to Earn-Out Service Providers as the grant of a compensatory award under ASC 718. As there are no continuing service obligations, the awards were expensed on the date of the Business Combination and the fair value is updated each reporting period. The change in fair value is recorded as stock compensation for the period in the same functional category as the grantees' operating expenses.

	Earn-Out Shareholders	Earn-Out Service Providers	Total
Fair value as of December 31, 2021	$-	$-	$-
Initial fair value of earn-out liabilities at date of Business Combination	87,512	13,467	100,979
Change in fair value	(77,892)	(11,987)	(89,879)
Fair value as of September 30, 2022	$9,620	$1,480	$11,100

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2022	December 31, 2021
Deferred issuance costs	$-	$572
Prepaid clinical trials	829	872
Prepaid insurance	2,107	81
Other current assets	1,650	975
Prepaid expenses and other current assets	$4,586	$2,500

5. Property and Equipment

Property and equipment, net consisted of the following:

	September 30, 2022	December 31, 2021
Furniture and fixtures	$184	$184
Computer equipment and software	477	443
Office equipment	60	60
Leasehold improvements	975	975
Capitalized internal-use software costs	427	427
Total property and equipment	2,123	2,089
Less: accumulated depreciation and amortization	(1,127)	(896)
Property and equipment, net	$996	$1,193

Depreciation and amortization expense was $77 and $231 for the three and nine months ended September 30, 2022. Depreciation and amortization expense was $60 and $198 for the three and nine months ended September 30, 2021.

6. Leases

As of September 30, 2022, the Company leases office space under non-cancelable operating leases in two cities. The lease for office space in Boston, Massachusetts was amended in September 2022 to extend the rental of one floor consisting of approximately 4,000 square feet, which will expire in December 2023. In accordance with ASC 842, “Leases", as the lease term is greater than one year, it is recognized on the balance sheet as right-of-use assets and lease liabilities. The office space in Larkspur, California consists of approximately 43,600 square feet pursuant to a lease that will expire in November 2026. The Company provided a customary letter of credit in the amount of approximately $250 as a security deposit, which is included in restricted cash within the condensed

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

consolidated balance sheets. These leases do not include any restrictions or covenants that had to be accounted for under the new lease guidance.

During the three and nine months ended September 30, 2022, the Company recognized $262 and $786 of rent expense. During the three and nine months ended September 30, 2021, the Company recognized $269 and $854 of rent expense.

Net cash paid for the amounts included in the measurement of the operating lease liability on the condensed consolidated balance sheet and operating activities in the condensed consolidated statement of cash flow was $630 for the nine months ended September 30, 2022. The weighted average remaining lease term and incremental borrowing rate as of September 30, 2022 was 4.0 years and 7.5%, respectively.

Future lease payments for our noncancelable operating leases as of September 30, 2022 and a reconciliation to the carrying amount of the operating lease liability presented in the condensed consolidated balance sheet as of September 30, 2022 is as follows:

Years Ending December 31,	Amounts
2022 (remaining 3 months)	$256
2023	1,042
2024	914
2025	950
2026	905
Total undiscounted payments due under operating leases	4,067
Less imputed interest	(563)
Total	$3,504
Current operating lease liability	$803
Non-current operating lease liability	2,701
Total	$3,504

For comparable purposes, aggregate future minimum non-cancellable commitments under leases as of December 31, 2021, are as follows:

Years Ending December 31,	Amounts
2022 (remaining 3 months)	$242
2023	878
2024	914
2025	950
2026	905
Total	$3,889

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Accrued bonus	$2,592	$2,516
Accrued royalties	105	106
Accrued wages and benefits	714	421
Accrued clinical study expenses	416	363
Accrued consulting service expenses	702	766
Other accrued expenses	1,711	1,305
Total	$6,240	$5,477

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

8. Corporate Bond

In March 2019, in connection with Shionogi & Co., Ltd exercising its option to enter into a collaboration agreement with the Company, the Company issued a $5,000 corporate bond to Shionogi for cash (the “Corporate Bond”). The Corporate Bond is unsecured and is subordinated to the obligations of the Company under indebtedness for borrowed money owed by the Company to any bank or other financial institution.

The Company recognized amortization expense of $50 and $147 related to the discount on the Corporate Bond as a component of interest expense in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2022. The Company recognized amortization expense of $44 and $131 for the three and nine months ended September 30, 2021.

The carrying amount of the corporate bond is as follows:

	September 30, 2022	December 31, 2021
Corporate Bond	$5,000	$5,000
Unamortized discount on Corporate Bond	(3,215)	(3,362)
Corporate Bond, net of discount	$1,785	$1,638

9. Note Payable

Amended and Restated Loan and Security Agreement

On June 28, 2022, the Company drew an additional $10,000 from Tranche 1 of the Amended and Restated Loan and Security Agreement with Silicon Valley Bank. The Company is required to make interest-only payments through May 2023 before beginning to repay the $15,000 in outstanding principal in 24 equal monthly payments on the first day of each month beginning June 1, 2023, plus interest. In relation to this additional draw of $10,000, the Company incurred $500 of debt issuance costs in the form of a final payment fee.

At September 30, 2022, the Company had outstanding principal of $15,000. The Company recognized interest expense related to debt issuance costs of $178 for the nine months ended September 30, 2022. The interest rate in effect as of September 30, 2022 was 10.0%. At September 30, 2022, the carrying amount of the note payable (excluding the current portion of $2,500) is as follows:

Outstanding principal	$15,000
Note payable, short term	(2,500)
Final Payment	750
Unamortized debt issuance costs	(814)
Note payable, long term (net of debt issuance costs)	$12,436

Future minimum principal payments due under the Amended and Restated Loan and Security Agreement, excluding the Final Payment, are as follows:

Years Ending December 31,
Remainder of 2022	$-
2023	4,375
2024	7,500
2025	3,125
Total	$15,000

10. Capital Stock

The Company's authorized capital stock consists of 1,000,000,000 shares of Common Stock, par value $0.0001 per share and 100,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2022, there were 77,858,746 shares of

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

Common Stock issued and outstanding and 242,924 warrants outstanding to purchase Common Stock. There were no shares of preferred stock issued and outstanding.

The holders of the Common Stock are entitled to one vote for each share of Common Stock. The holders of Common Stock shall be entitled to receive dividends out of funds legally available. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Common Stock shall be entitled to share ratably in the remaining assets of the Company available for distribution. The Board or any authorized committee thereof is authorized to issue shares of preferred stock and to fix the designations, powers, including voting powers, full or limited, or no voting powers, preferences and the relative, participating, optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof.

Legacy Convertible Preferred Stock

In connection with the Business Combination, the Legacy Convertible Preferred Stock was retroactively adjusted, converted into Common Stock, and reclassified to permanent equity as a result of the reverse recapitalization. As of September 30, 2022, there is no Legacy Convertible Preferred Stock authorized, issued or outstanding. The following table summarizes details of Legacy Convertible Preferred Stock authorized, issued and outstanding on the Closing Date immediately prior to the Business Combination:

Legacy Convertible Preferred Series	Par Value	Authorized(1)	Issued and Outstanding(1)	Carrying Value(2)
Series A-1 Convertible Preferred Stock	$0.0001	4,604,762	4,604,762	$—
Series A-2 Convertible Preferred Stock	0.0001	5,096,403	5,096,403	7,128
Series B Convertible Preferred Stock	0.0001	8,451,448	8,451,448	41,854
Series C Convertible Preferred Stock	0.0001	9,228,686	9,228,686	67,904
Series D Convertible Preferred Stock	0.0001	20,721,430	15,936,919	186,065
Total		48,102,729	43,318,218	$302,951
(1)
Shares authorized, shares issued and outstanding, and the conversion price/share have been adjusted to reflect the exchange of Legacy Convertible Preferred Stock for Akili, Inc. Common Stock at an exchange ratio of approximately 1.15 as a result of the Business Combination.
(2)
For the purpose of this calculation, the Series D redeemable convertible preferred stock continued to accrue dividends through the Closing Date and the adjusted total of Series D redeemable convertible preferred stock was multiplied by 150% to determine the carrying value on the date of the Business Combination.

Conversion—The holders of Legacy Convertible Preferred Stock had the right, at their option at any time, to convert any shares of Legacy Convertible Preferred Stock into fully paid and nonassessable shares of Legacy Akili common stock. The conversion ratio is determined by dividing the original issue price by the conversion price, which is equal to $1.00, $1.995, $5.7699, $8.5073, and $8.426854 per share for the Legacy Akili Series A-1, A-2, B, C, and D preferred stock, respectively. Conversion was mandatory upon the closing of a merger, combination or transaction with a special purpose acquisition company resulting in at least $75,000 of gross proceeds to the Company.

Employee Stock Purchase Plan

In connection with the Closing, the Company adopted the 2022 Employee Stock Purchase Plan (the “2022 ESPP”). The 2022 ESPP is a shareholder-approved plan under which substantially all employees may voluntarily enroll to purchase the Company’s Common Stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the offering date or the exercise date, provided that no offering shall exceed 27 months. An employee’s payroll deductions under the 2022 ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than $25,000 of stock during any calendar year.

A total of 1,167,881 shares of our Common Stock are reserved and authorized for issuance under the 2022 ESPP. In addition, the number of shares of Common Stock available for issuance under the 2022 ESPP is automatically increased each January 1 of each calendar year beginning on January 1, 2023, and ending in 2031, by the least of (i) the excess (if any) of (A) 1% of the outstanding shares issued and outstanding on the immediately preceding December 31st (excluding any shares reserved for issuance under equity-based plans of Akili, Inc. including the 2022 Stock Option and Incentive Plan and the 2022 ESPP) over (B) the number of shares of stock then reserved for issuance under the 2022 ESPP as of such date, (ii) 1,167,881 or (iii) such number of shares determined by the administrator. Through September 30, 2022, no shares have been issued under the 2022 ESPP.

11. Stock-Based Compensation

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

2011 Stock Incentive Plan: Prior to the Business Combination, the Company’s 2011 Stock Incentive Plan (the “2011 Plan”) allowed the Company to grant incentive stock options, nonqualified stock options, and restricted stock to employees, directors, and nonemployees of the Company. Upon the Closing, the remaining unallocated share reserve under the 2011 Plan was cancelled and no new awards will be granted under such plan. Awards outstanding under the 2011 Plan were assumed by Akili, Inc. upon the Closing and continue to be governed by the terms of the 2011 Plan.

2022 Stock Option and Incentive Plan: In 2022, the Board approved the 2022 Stock Option and Incentive Plan, (the “2022 Plan”), which provides for the grant of incentive stock options, nonqualified stock options, and restricted stock to employees, directors, and nonemployees of the Company up to an aggregate of 12,813,781 shares of the Company’s Common Stock. All of these shares remain available for issuance under the 2022 Plan as of September 30, 2022.

Options generally vest based on the grantee’s continued service with the Company during a specified period following a grant as determined by the Board and expire ten years from the grant date. Awards typically vest in four years, but vesting conditions can vary based on the discretion of the Board. Stock-based compensation expense, including the expense related to Earn-Out Service Providers, is classified in the condensed consolidated statements of operations and comprehensive income (loss) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,312	$408	$2,762	$920
Selling, general and administrative	1,841	1,340	4,430	2,628
Total	$3,153	$1,748	$7,192	$3,548

Included in the three and nine months ended September 30, 2022 balances in the table above is $1,480 of stock-based compensation related to the potential issuance of the Earn-Out Shares to Earn-Out Service Providers, as described in Note 3.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2021	8,667,093	$3.38	7.28
Granted	1,536,102	$10.06
Cancelled	(631,747)	$3.94
Exercised	(58,745)	$2.49
Balance at September 30, 2022	9,512,703	$4.43	6.87	$1,052
Exercisable September 30, 2022	6,208,060	$3.34	5.86	$1,052
Options vested and expected to vest, September 30, 2022	9,512,703	$4.43	6.87	$1,052

The fair value of all option activity was estimated at the date of grant using a Black-Scholes model with the following weighted-average assumptions for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Fair value of Common Stock	$10.06	$4.40
Expected volatility	96.21%	98.73%
Expected term (in years)	6.03	4.88
Risk-free interest rate	1.73%	0.81%
Expected dividend yield	0.00%	0.00%

The weighted average grant-date fair value of stock options granted to employees during the nine months ended September 30, 2022 and 2021 was $7.79 and $3.39 per share, respectively.

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

During the nine months ended September 30, 2022 and 2021, the aggregate intrinsic value of stock option awards exercised was $445 and $327, respectively. Aggregate intrinsic value represents the difference between the exercise price and the fair value of the underlying Common Stock on the date of exercise.

As of September 30, 2022 there was $14,203 of unrecognized compensation cost related to unvested stock option grants to employees under the 2022 Plan, which is expected to be recognized over a weighted-average period of 2.9 years.

12. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2022
Description	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$56,993	$-	$-	$56,993
Short-term investments:
United States treasuries	66,696	-	-	66,696
Total assets	$123,689	$-	$-	$123,689
Long-term liabilities:
Earn-out liabilities	-	-	11,100	11,100
Total liabilities	$-	$-	$11,100	$11,100

	Fair Value Measurements as of December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$61,509	$—	$—	$61,509

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the nine months ended September 30, 2022 and 2021. The Company recorded unrealized gains on short-term investments of $7 in other comprehensive gain for the nine months ended September 30, 2022.

As of September 30, 2022 and December 31, 2021, the Company’s cash equivalents consisted of money market funds with original maturities of less than 90 days from the date of purchase. As of September 30, 2022, the Company’s short-term investments consisted of United States treasuries with original maturities of more than three months but less than one year. As of December 31, 2021, the Company did not have any liabilities that are measured at fair value on a recurring basis.

Earn-out liabilities — Upon the Closing, the Earn-Out Shares were accounted for as a liability because the triggering events that determine the number of shares to be earned (the "Triggering Events") included events that were indexed to the Common Stock of the Company, with the change in fair value recognized in "Change in estimated fair value of earn-out liabilities" in the condensed consolidated statement of operations.

The estimated fair value of the Earn-out Shares was determined using a MCSM using the following assumptions at each valuation date:

Price target: price target as defined in the Merger Agreement for each Triggering Event:

•
Triggering Event I is $15.00 per share
•
Triggering Event II is $20.00 per share
•
Triggering Event III is $30.00 per share

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

Current stock price: the closing stock price as quoted on Nasdaq as of September 30, 2022 and Closing Date was $2.26 and $14.07 per share, respectively.

Expected term: the expected term is the five-year term of the earn-out period.

Expected volatility: the volatility rate as of September 30, 2022 and Closing Date was 97.5% and 100.0%, respectively. The volatility rate was determined using an average of historical volatilities over the expected term of selected industry peers deemed comparable to the Company.

Expected dividend yield: the expected dividend yield is zero as it is not expected that the Company will declare dividends on Common Stock during the expected term.

See Note 3 for a table that reconciles the change in fair value of the earn-out liabilities valued using Level 3 inputs.

13. Net Income (Loss) Per Share

The computation of basic net income (loss) per share is based on the weighted-average number of our common shares outstanding. The computation of diluted net income (loss) per share is based on the weighted-average number of our common shares outstanding and potential dilutive common shares during the period as determined by the treasury stock method. The following table summarizes the computation of basic and diluted net income (loss) per share attributable to common stockholders of the Company:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021		2022	2021
Numerator:
Net income (loss) attributable to common stockholders - basic	$50,839	$(22,296)		$(2,224)	$(102,888)
Dividends on Series D convertible preferred stock	1,598	-		-	-
Redemption value of Series D convertible preferred stock	799	-		-	-
Net income (loss) attributable to common stockholders - diluted	$53,236	$(22,296)	$—	$(2,224)	$(102,888)
Denominator:
Weighted average Common Stock outstanding - basic	36,920,116	1,337,797		13,690,186	1,334,562
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive convertible preferred stock	28,695,420	-		-	-
Effect of potentially dilutive warrants	122,713	-		-	-
Effect of potentially dilutive stock options	4,092,721	-		-	-
Total potentially dilutive securities	32,910,854	-		-	-
Weighted average common stock outstanding - diluted	69,830,970	1,337,797		13,690,186	1,334,562
Net income (loss) per share attributable to common stockholders - basic	$1.38	$(16.67)		$(0.16)	$(77.09)
Net income (loss) per share attributable to common stockholders - diluted	$0.76	$(16.67)		$(0.16)	$(77.09)

The following potentially dilutive outstanding securities were excluded from the computation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Series A-1 convertible preferred stock (as converted to Common Stock)	-	4,000,000	-	4,000,000
Series A-2 convertible preferred stock (as converted to Common Stock)	-	4,427,072	-	4,427,072
Series B convertible preferred stock (as converted to Common Stock)	-	7,341,485	-	7,341,485
Series C convertible preferred stock (as converted to Common Stock)	-	8,016,645	-	8,016,645
Series D convertible preferred stock (as converted to Common Stock)	-	19,580,262	-	19,580,262
Warrants to purchase Common Stock	-	226,196	242,924	226,196
Stock options to purchase Common Stock	1,529,195	7,748,938	9,512,706	7,748,938
Earn-out shares	7,536,461	-	7,536,461	-
Total	9,065,656	51,340,598	17,292,091	51,340,598

14. Subsequent Events

Equity Award Grants

In November 2022, the Company granted 2,844,059 stock options and 858,559 restricted stock unit awards with various time-based vesting conditions pursuant to the 2022 Plan. Additionally, 4,554,408 restricted stock unit awards were granted to senior executives which shall vest upon the Company’s Common Stock achieving certain specified prices per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Akili, Inc. and its consolidated subsidiaries should be read together with Akili’s unaudited condensed consolidated financial statements as of September 30, 2022 and for the nine months ended September 30, 2022 and 2021, together with the related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. The discussion and analysis should also be read together with the audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020 included in our final prospectus, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on October 17, 2022. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” in our final prospectus, filed pursuant to Rule 424(b)(3), as supplemented by our subsequent filings with the SEC. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31. Akili Interactive Labs, Inc., became a wholly owned subsidiary of Akili, Inc. on August 19, 2022. For purposes of this section, all references to “we,” “us,” “our,” “Akili” or the “Company” refer to Akili, Inc. and its consolidated subsidiaries following the Business Combination (as defined below).

Overview

Akili is a leading digital medicine company pioneering the development of cognitive treatments through game- changing technologies. Our approach of leveraging technologies designed to directly target the brain establishes a new category of medicine—medicine that is validated through clinical trials like a drug or medical device, but experienced like entertainment. In June 2020, EndeavorRx, the first product built on our platform was granted marketing authorization and classified as a Class II medical device by the FDA through FDA’s de novo process. EndeavorRx is indicated for use to improve attention function for children ages 8-12 with primarily inattentive or combined-type ADHD, who have a demonstrated attention issue. In addition to EndeavorRx, we have a robust pipeline of development programs that are being evaluated in clinical studies by us or our partners.

Recent Developments

Commercial Launch of EndeavorRx and Key Commercial Metrics

In the third quarter of 2022, we executed the first phase of our commercial launch of EndeavorRx, deploying the first wave of our go-to-market field sales force in 14 priority territories a1cross the United States, with a focus on integrated behavioral health centers and pediatric providers. We plan to scale to additional territories over the next eighteen months.

As we scale our sales force and commercialization efforts, we intend to continue to monitor metrics for three key drivers of our business model: demand, engagement and reimbursement. We measure demand through total prescriptions written by physicians, including for new prescriptions and for refills. We monitor engagement through measuring the total number of prescribing health care providers, the number of new prescribing health care providers and conversion, as measured by patients who paid for a prescription as a percent of those who received a prescription. Our third key driver is reimbursement and the metrics measured for this driver are the percent of prescriptions that are paid in cash and the percent of prescriptions that are reimbursed in whole or in part by a private or public health insurance payer.1

EndeavorRx®—key drivers of the model:

METRIC	Q3 22	Q2 22	Q3 22 vs. Q2 22	YTD 22
Total Rx Written	1,317	772	71%	2,757
New Rx	1,072	602	78%	2,177
Refill Rx	245	170	44%	580

Total Prescribers	789	480	64%	1,325
New Prescribers	522	274	91%	1,035
Conversion (Written to Dispensed)	53%	52%	1%	51%

% of TRx Self Paid	95%	93%	2%	93%
% of TRx Reimbursed	4%	3%	1%	3%
ASP (excl. Patient Assistance Program)	$111	$109	2%	$152

Our Development Pipeline

The status of our current development programs are summarized in the chart below. We plan to prioritize the commercialization of EndeavorRx and clinical development of our programs in ADHD, while advancing the other programs in our pipeline through preclinical development.

Closing of Business Combination

On January 26, 2022, Akili Interactive Labs, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Social Capital Suvretta Holdings Corp. I (“SCS”) and Karibu Merger Sub, Inc. (“Merger Sub”), pursuant to which Merger Sub merged with and into Akili Interactive Labs, Inc., with Akili Interactive Labs, Inc. surviving the merger as a wholly-owned subsidiary of SCS (the “Merger”). In connection with the Merger, SCS was renamed Akili, Inc. and listed on Nasdaq under the symbol “AKLI”. Akili Interactive Labs, Inc. became a wholly-owned subsidiary of SCS, and SCS was immediately renamed Akili, Inc. upon completion of the Merger (the "Closing") on August 19, 2022 (the “Closing Date”). Each share of Akili Interactive Labs, Inc. common stock that was issued and outstanding immediately prior to the Closing Date, after giving effect to the conversion of all issued and outstanding shares of Akili Interactive Labs, Inc. preferred stock to Akili Interactive Labs, Inc. common stock, was canceled and converted into the right to receive a number of shares of Akili common stock equal to the Conversion Ratio multiplied by the number of shares of Akili Interactive Labs, Inc. common stock. As a condition to the consummation of the Merger, SCS deregistered as an exempted company in the Cayman Islands and domesticated as a corporation incorporated under the laws of the State of Delaware (the “Domestication” and, together with the Merger, the “Business Combination”).

Accounting Impact of the Business Combination

The Business Combination was accounted for as a reverse recapitalization, whereby for accounting and financial reporting purposes, Akili was the acquirer. A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the consolidated financial statements of Akili in many respects. The SCS Class A ordinary shares (“Public Shares”) and private placement shares held by the sponsor and its affiliates remaining after redemptions and the unrestricted net cash and cash equivalents on the date the Business Combination was consummated were accounted for as a capital infusion to Akili.

Cash proceeds of the Business Combination were funded through a combination of $2.3 million in cash held in trust by SCS (following satisfaction of redemptions by public stockholders), and $162.0 million in aggregate gross proceeds from investors ("PIPE Investors") in the purchase of shares of Akili, Inc. (the "PIPE") pursuant to subscription agreements (the "Subscription Agreements") in exchange for 16,200,000 shares of Akili, Inc. common stock that closed substantially contemporaneously with the Closing. The combined company incurred $31.4 million of expenses related to the transaction and other costs paid., of which $8.9 million represent the Company's transaction costs. After giving effect to these transactions, Akili, Inc. received $132.8 million in net proceeds.

In addition to the $8.8 million paid at Closing noted above, the Company incurred $4.1 million in additional transaction costs related to certain legal, accounting, consulting and other third-party fees incurred. These transaction costs were incurred and paid during the nine months ended September 30, 2022. Of the Company's total transaction costs of $12.9 million, $3.0 million was allocated to the Earn-Out Shares and expensed upon the Closing, based on the relative fair value of the Earn-Out Shares as compared to the other newly issued instruments as part of the Business Combination. The remaining Company transaction costs were recorded in additional paid-in capital.

We allocated transaction costs between the merger consideration shares and the earn-out shares based on the relative fair value of the instruments. The transaction costs allocated to the merger consideration shares were treated as a reduction of the cash proceeds and were deducted from our additional paid-in capital. The transaction costs allocated to the earn-out shares were treated as a reduction of the cash proceeds and deducted from our accumulated deficit and reflected as an expense in the income statement as these expenses do not relate to the initial recapitalization.

Impact of COVID-19

There continue to be uncertainties regarding the pandemic of the novel coronavirus ("COVID-19"), and we are closely monitoring the impact of COVID-19 on all aspects of our business, including how it will impact our customers, employees, suppliers, vendors and business partners. We are unable to predict the specific impact that COVID-19 may have on our financial position and operations moving forward due to the numerous uncertainties. Any estimates made herein may change as new events occur and additional information is obtained, and actual results could differ materially from any estimates made herein under different assumptions or conditions. We will continue to assess the evolving impact of COVID-19. Refer to “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q for more information.

Factors Affecting Our Performance and Results of Operations

We believe that our performance and future success depend on many factors that present significant opportunities for us, but also pose risks and challenges, including those discussed below and in the “Risk Factors” section of this Quarterly Report on Form 10-Q.

Product Revenue

To date, we have not generated significant product revenue from the sale of EndeavorRx prescriptions. Revenue from sales of our only approved product is difficult to predict and is not expected to reduce Akili’s continued operating losses resulting from our increasing commercial efforts and research and development activities for the foreseeable future.

Product revenue from our approved product, as well as potential future product candidates, is and will be impacted by many factors, including the following three variables: patient and clinician adoption, pricing, and reimbursement.

Patient and Clinician Adoption—To continue to grow our business, we will need to execute on our current business strategy of achieving and maintaining broad market awareness and acceptance of our product by patients and physicians. This will be driven by educational efforts focused on features, therapeutic benefits, and cost targeting patients/families, healthcare providers, and payers. If we are not successful in demonstrating the benefits of our product or do not achieve the support of these customer groups, our sales may decline, or we may fail to increase our revenue.

Pricing—In the future, we expect to grow the number of commercially available products and approved age ranges, offering a broad range of products spanning multiple price points. In the future, our products may be subject to competition which may impact our pricing and in addition, our products may be subject to legislative prescription-pricing practices.

Reimbursement—We are in active conversations with commercial insurers and government payers regarding reimbursement coverage for our treatments. Patients may not be able to adopt or may choose not to adopt our digital therapeutic if they are unable to obtain adequate third-party coverage or reimbursement. We expect reimbursement to be secured for EndeavorRx and currently have a hybrid cash pay model in place to continue to drive volume while coverage ramps. If we are unable to secure coverage and/or are required to provide mandatory discounts or rebates, we may not be able to establish profitability.

Collaboration Revenue

We currently have a collaboration and licensing agreement (the "Collaboration Agreement") with Shionogi & Co., Ltd ("Shionogi") and we are eligible to receive development and commercial milestones as well as royalties on the sales of licensed products. If our development efforts for additional programs are successful and result in regulatory marketing authorization or collaboration or license agreements with third parties, we may generate revenue in the future from collaboration or license agreements that we may enter into with third parties. We cannot predict if, when or to what extent we may enter into future licensing or collaboration agreements. Further, we may never succeed in obtaining regulatory approval for any of our product candidates that are currently under development or any other future products.

Cost of Product Revenue

Cost of product revenue consists primarily of costs that are closely correlated or directly related to the delivery of our product, EndeavorRx, including pharmacy costs, amortization of capitalized software related to our commercialized product and hosting costs. We expect the cost of product revenue to increase as we further commercialize our product and increase the volume of prescriptions filled.

Research and Development Expenses

We currently have one FDA authorized product, EndeavorRx, for inattention in children age 8-12 years with ADHD. We have two ongoing studies that we are conducting in ADHD, including one in pediatrics age 13-17 years and one in adults as we seek to expand our current indication for EndeavorRx. Developing products requires a significant investment of resources over a prolonged period of time, and a core part of our strategy is to continue making sustained investments in this area. We have chosen to leverage our SSME technology, which is the therapeutic engine that targets and activates systems in the brain that play a key role in attention function, to initially focus on advancing our R&D activities on expanded patient populations within ADHD, starting with pediatric ADHD, and in other indications beyond ADHD. We expect our R&D expenses will increase as we continue to invest in clinical development activities, the development of our pipeline of product candidates, and testing of our product candidates.

R&D expenses consist of costs incurred in performing R&D activities, which include:

•
expenses incurred in connection with the development of our pipeline of products;
•
personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation for employees engaged in R&D functions;
•
cost of clinical trials;
•
cost of regulatory submissions, reviews, external consultants;
•
expenses incurred in connection with the discovery and development of our products, including under agreements with third parties, such as consultants;
•
expenses incurred under agreements with consultants who supplement our internal capabilities, including software development; and
•
facilities, depreciation and other expenses, which include direct and allocated expenses, such as rent and maintenance of facilities, insurance and other operating costs.

Beyond ADHD, our R&D projects relate to investigating our SSME technology in the following indications: autism spectrum disorder ("ASD"); multiple sclerosis ("MS"); and major depressive disorder ("MDD").

Development activities for our product candidates have a number of risks and uncertainties. All therapeutic development activities have risks and probabilities of success that can vary by disease indication. Each of our product candidates have technical, clinical, regulatory and commercial risk. See the section entitled “Risk Factors—Risks Relating to our Products.”

We expense R&D costs as incurred and do not track the costs at a project level. Advance payments that we make for goods or services to be received in the future for use in R&D activities are recorded as prepaid expenses. The prepaid amounts are expensed as the benefits are consumed. In the early phases of development, our R&D costs are often devoted to product platform and proof-of-concept studies that are not necessarily allocable to a specific product.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of compensation for personnel, including stock-based compensation, related to commercial, marketing, executive, finance and accounting, legal, information technology, corporate and business development and human resource functions. Other SG&A expenses include marketing initiatives, market research and analysis, software expenses, travel expenses, professional services fees (including legal, patent, accounting, audit, tax and consulting fees), insurance costs, amortization of issuance costs on undrawn debt, general corporate expenses and allocated certain payroll and facilities-related expenses, including payroll taxes, benefits, rent and facility maintenance.

We expect SG&A expenses to continue to increase as we increase potential customers’ awareness and our sales and marketing functions to support our approved products and any potential future product launches. In addition, we expect increased expenditures to expand our infrastructure to both drive and support our anticipated growth as well as additional expenses related to legal, accounting, information technology, investor and public relations, regulatory and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements, director and officer insurance costs and other expenses associated with being a public company and implementing additional controls over financial reporting.

Other income (expense)

Other income consists of interest earned on cash balances held in interest-bearing accounts and interest earned and accretion on short-term investments. We expect that our other income will fluctuate in future periods based on the timing and ability to raise additional funds as well as the amount of expenditures on our commercial products, R&D and ongoing business operations.

Interest expense includes interest due on the notes payable, accretion of the corporate bond discount and note payable debt issuance costs.

Change in fair value of earn-out liabilities includes the change in fair value of the earn-out liabilities related to holders of Akili Interactive Labs, Inc. ("Legacy Akili") common stock, Legacy Akili convertible Preferred Stock and warrants to purchase shares of Legacy Akili common stock ("Earn-Out Shareholders") from its initial recognition on August 19, 2022, the Closing Date, through September 30, 2022.

Income taxes

Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. The provision for income taxes for 2022 and 2021 is immaterial because Akili has historically incurred net operating losses and maintains a full valuation allowance against its deferred tax assets.

Results of Operations

Three and Nine Months Ended September 30, 2022 and 2021

The table and discussion below present the results for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenues	$82	$155	$(73)	-47%	$212	$377	$(165)	-44%
Cost of revenues	123	83	40	48%	316	243	73	30%
Gross profit (loss)	(41)	72	(113)	-157%	(104)	134	(238)	-178%
Operating expenses:
Research and development	7,554	4,756	2,798	59%	21,216	12,739	8,477	67%
Selling, general and administrative	16,911	13,292	3,619	27%	47,250	28,675	18,575	65%
Total operating expenses	24,465	18,048	6,417	36%	68,466	41,414	27,052	65%
Operating loss	(24,506)	(17,976)	(6,530)	36%	(68,570)	(41,280)	(27,290)	66%
Other income (expense):
Other income	346	11	335	3045%	395	16	379	2369%
Interest expense	(496)	(172)	(324)	188%	(866)	(292)	(574)	197%
Extinguishment of debt	-	-	-	*	-	(181)	181	*
Change in estimated fair value of earn-out liabilities	77,892	-	77,892	*	77,892	-	77,892	*
Total other income (expense)	77,742	(161)	77,903	*	77,421	(457)	77,878	*
Income (loss) before income taxes	53,236	(18,137)	71,373	*	8,851	(41,737)	50,588	*
Expense from income taxes	-	-	-	*	-	-	-	*
Net income (loss)	$53,236	$(18,137)	$71,373	*	$8,851	$(41,737)	$50,588	*
Unrealized gain on short-term investments	$14	$-	$14	*	$7	$-	$7	*
Comprehensive income (loss)	$53,250	$(18,137)	$71,387	*	$8,858	$(41,737)	$50,595	*

* Percentage change not meaningful

Revenue—Revenue was $0.1 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively. All obligations under the Collaboration Agreement were fulfilled by the end of 2021 and there were no revenues related to the Collaboration Agreement in the three months ended September 30, 2022. The decrease in collaboration revenue is partially offset by an increase in product revenue which is recognized as the Company satisfies performance obligations.

Revenue was $0.2 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively. All obligations under the Collaboration Agreement were fulfilled by the end of 2021 and there were no revenues related to the Collaboration Agreement in the nine months ended September 30, 2022. The decrease in collaboration revenue is partially offset by an increase in product revenue which is recognized as the Company satisfies performance obligations.

Cost of revenue—Cost of revenue was $0.1 million for each of the three months ended September 30, 2022 and 2021. There was an increase in product related costs of revenue in the three months ended September 30, 2022 as the Company continues to build out its pharmacy capabilities. This was offset by a decrease in costs incurred under the Collaboration Agreement as there were no revenues recognized under the arrangement during the three months ended September 30, 2022.

Cost of revenue was $0.3 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively. There was an increase in product related costs of revenue in the nine months ended September 30, 2022 as the Company continues to build out its pharmacy capabilities. This was partially offset by a decrease in costs incurred under the Collaboration Agreement as there were no revenues recognized under the arrangement during the nine months ended September 30, 2022.

Research and development—R&D expenses were $7.6 million and $4.8 million for the three months ended September 30, 2022 and 2021, respectively. Most expenses in each period are related to the development of our SSME platform, which is the therapeutic engine that targets and activates systems in the brain that play a key role in attention function. The increase of $2.8 million was primarily due to the following:

•
an increase of $1.8 million of personnel related expenses due to an increase in R&D personnel headcount, which changed the expense from $3.6 million in the three months ended September 30, 2021 to $5.4 million in the three months ended September 30, 2022. The change in estimated fair value of earn-out liabilities related to Earn-Out Service Providers accounted for $0.5 million of the expense in the three months ended September 30, 2022;
•
an increase of $0.2 million of clinical studies and expenses incurred in discovery and development primarily due to age expansion studies for ADHD patients in the 13-17 year old and adult categories as well as collaborative studies to treat acute cognitive dysfunction in COVID-19 survivors, which changed the expense from $1.0 million in the three months ended September 30, 2021 to $1.2 million in the three months ended September 30, 2022;
•
an increase of $0.1 million of computer equipment and software expenses due to an increase in software subscriptions, which changed the expense from $0.2 million for the three months ended September 30, 2021 to $0.3 million for the three months ended September 30, 2022; and
•
an increase of $0.7 million related to various other expenses such as an increase in external consulting fees and travel expenses, which changed the expense from $0.0 million for the three months ended September 30, 2021 to $0.7 million for the three months ended September 30, 2022.

R&D expenses were $21.2 million and $12.7 million for the nine months ended September 30, 2022 and 2021, respectively. Most expenses in each period are related to the development of our SSME platform, which is the therapeutic engine that targets and activates systems in the brain that play a key role in attention function. The increase of $8.5 million was primarily due to the following:

•
an increase of $5.0 million of personnel related expenses due to an increase in R&D personnel headcount, which increased the expense from $9.6 million in the nine months ended September 30, 2021 to $14.6 million in the nine months ended September 30, 2022. The change in estimated fair value of earn-out liabilities related to Earn-Out Service Providers accounted for $0.5 million of the expense in the nine months ended September 30, 2022;
•
an increase of $2.1 million of clinical studies and expenses incurred in discovery and development primarily due to age expansion studies for ADHD patients in the 13-17 year old and adult categories as well as collaborative studies to treat acute cognitive dysfunction in COVID-19 survivors, which increased from $1.8 million in the nine months ended September 30, 2021 to $3.9 million in the nine months ended September 30, 2022;

•
an increase of $0.4 million of computer equipment and software expenses due to an increase in software subscriptions, which increased the expense from $0.5 million for the nine months ended September 30, 2021 to $0.9 million for the nine months ended September 30, 2022; and
•
an increase of $1.0 million related to various other expenses such as an increase in external consulting fees and travel expenses, which increased the expense from $0.8 million for the nine months ended September 30, 2021 to $1.8 million for the nine months ended September 30, 2022.

Selling, general and administrative—SG&A expenses were $17.0 million and $13.3 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $3.7 million was primarily due to the following:

•
an increase of $4.1 million in personnel-related costs, primarily due to the build-out of our sales department in connection with the first phase of our commercial launch of EndeavorRx. The change in estimated fair value of earn-out liabilities related to Earn-Out Service Providers accounted for $1.0 million of the expense in the three months ended September 30, 2022;
•
an increase of $1.3 million in consulting, legal, accounting and other professional service costs primarily related to the Business Combination and our listing as a public company;
•
an increase of $3.6 million related to various other expenses. The increase is primarily driven by $3.0 million of transaction costs allocated to the Earn-out Shares based on the relative fair value of these instruments as compared to the other newly issued instruments as part of the Business Combination; and
•
a decrease of $5.3 million in marketing and advertising costs, driven by the timing of discretionary marketing expenditures associated with the commercialization of EndeavorRx.

SG&A expenses were $47.3 million and $28.7 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $18.6 million was primarily due to the following:

•
an increase of $9.6 million in personnel-related costs, primarily due to the build-out of our HR, marketing and sales departments. The change in estimated fair value of earn-out liabilities related to Earn-Out Service Providers accounted for $1.0 million of the expense in the nine months ended September 30, 2022;
•
an increase of $5.1 million in consulting, legal, accounting and other professional service costs;
•
an increase of $4.5 million related to various other expenses. The increase is primarily driven by $3.0 million of transaction costs allocated to the Earn-out Shares based on the relative fair value of these instruments as compared to the other newly issued instruments as part of the Business Combination; and
•
a decrease of $0.6 million in marketing and advertising costs.

Other income—Other income was $0.3 million and $0.0 million in the three months ended September 30, 2022 and 2021, respectively. The increase was due to an increase in short-term investments held and higher interest rates.

Other income was $0.4 million and $0.0 million in the nine months ended September 30, 2022 and 2021, respectively. The increase was due to an increase in short-term investments held and higher interest rates.

Interest expense—Interest expense was $0.5 million and $0.2 million in the three months ended September 30, 2022 and 2021, respectively. The $0.3 million increase was primarily related to an increase in the outstanding principal of the note payable and rising variable interest rates during the three months ended September 30, 2022.

Interest expense was $0.9 million and $0.3 million in the nine months ended September 30, 2022 and 2021, respectively. The $0.6 million increase was primarily related to an increase in the outstanding principal of the note payable and rising variable interest rates during the nine months ended September 30, 2022.

Loss on the extinguishment of debt—In May 2021, we entered into a new loan arrangement and repaid the outstanding principal balance under an existing outstanding term loan agreement prior to its maturity date. We also paid fees on behalf of the lender and we recorded a loss on extinguishment of debt of $0.2 million in connection with this transaction.

Change in estimated fair value of earn-out liabilities—The Company accounts for the potential issuance of the Earn-Out Shares to Earn-Out Shareholders as a contingent consideration arrangement. The Company estimated the fair value on the date of the Business Combination and revalued the earn-out liabilities as of September 30, 2022. The change in the fair value of the earn-out liabilities was recorded in other income (expense) on the statement of operations.

Income taxes—We did not incur material income tax expenses for the nine months ended September 30, 2022 or 2021. Given our lack of prior earnings history, we have a full valuation allowance primarily related to our net operating loss and R&D credit carryforwards that we do not consider more likely than not to be realized.

Liquidity and Capital Resources

Since our inception, our primary sources of capital have been proceeds from sales of convertible preferred stock, payments received in connection with the Collaboration Agreement, proceeds from borrowings under various credit facilities and proceeds from the Business Combination.

For the nine months ended September 30, 2022 and 2021, we incurred net operating losses of $68.6 million and $41.3 million, respectively.

As of September 30, 2022, we had an accumulated deficit of $223.5 million. As of September 30, 2022, we had outstanding debt of $16.7 million, net of debt issuance costs and debt discount. As of September 30, 2022, we had cash and cash equivalents of $89.7 million and short-term investments of $66.7 million.

Our cash flows may fluctuate and are difficult to forecast and will depend on many factors. The revenue from the sale of EndeavorRx at the present time is not sufficient to cover operating costs incurred. Our ability to achieve sufficient revenue to cover our costs is highly dependent on achieving and maintaining broad market acceptance by patients and physicians and our patients having the ability to obtain reimbursement from third-party payers. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future.

In May 2021, we entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”) and SVB Innovation Credit Fund VIII, L.P., (together, with SVB, the “Lenders”) (such agreement, the “SVB Term Loan”), which originally consisted of a secured term loan facility in an aggregate amount of up to $50.0 million, of which, $35.0 million became available at Closing. As of September 30, 2022, there was $15.0 million outstanding under the facility, along with $15.0 million available undrawn debt as the aggregate facility amount decreased to $30.0 million on September 30, 2022 pursuant to the terms of the SVB Term Loan. Additionally, the corporate bond issued with Shionogi in March 2019 continues to have $5.0 million outstanding as of September 30, 2022.

Our primary uses of capital are, and we expect will continue to be for the near future, personnel costs, costs of development, clinical trial costs and commercialization of product candidates, legal, patent and other regulatory expenses and general overhead costs. We may also pursue acquisitions, investments, joint ventures and other strategic transactions.

We will need substantial additional funding to pursue our growth strategy and support continuing operations. Until such time as we can generate significant revenue to fund operations, we expect to use proceeds from the Business Combination and issuance of equity, debt financings or other capital transactions. We may be unable to increase our revenue, raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates and other strategic initiatives. See - Funding Requirements.

Cash and cash equivalents

Our cash and cash equivalents balance as of September 30, 2022 was $89.7 million. Our future capital requirements may vary from those currently planned and will depend on various factors, including the timing and extent of R&D spending, commercialization of EndeavorRx, and spending on other strategic business initiatives.

Short-term investments

Our short-term investments balance as of September 30, 2022 was $66.7 million and consists of United States Treasuries with original maturity dates of more than three months but less than one year.

Liquidity Risks

We expect to incur substantial additional expenditures in the near term to support our ongoing activities, including operating as a public company. We expect to continue to incur net losses for the foreseeable future. Our ability to fund our product development and clinical operations as well as commercialization of our product candidates will depend on the amount and timing of cash available to fund operations. Our future liquidity and capital funding requirements will depend on numerous factors, including:

•
our revenue growth;
•
the ability of our patients to obtain third-party payer reimbursement for our current product;
•
the amount and timing of sales and other revenues from our product candidates, if approved, including the sales price and the availability of coverage and adequate third-party payer reimbursement;
•
our sales and marketing activities;
•
our R&D efforts;
•
the emergence and effect of competing or complementary products;
•
the outcome, timing and cost of meeting regulatory requirements established by the FDA, or comparable foreign regulatory authorities;
•
the progress, timing, scope and costs of our preclinical studies, clinical trials, potential future clinical trials and other related activities;
•
the costs of commercialization activities for any of our product candidates that receive marketing authorization, including the costs and timing of establishing product sales, marketing and hosting capabilities, or entering into strategic collaborations with third parties to leverage or access these capabilities;
•
the cash requirements of any future discovery of product candidates;
•
our ability to retain our current employees and the need to hire additional management and sales, technical and medical personnel;
•
the extent to which we acquire or invest in business, products or technology; and
•
the impact of the COVID-19 pandemic.

A change in the outcome of any of these or other variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the sale of our products or the development of product candidates. Further, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans. See “Risk Factors—Risks Related to our Financial Reporting and Position.”

Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated product development programs.

Cash Flows

The following table provides a summary of cash flow data for each applicable period:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(62,562)	$(35,933)
Net cash used in investing activities	(66,635)	(480)
Net cash provided by financing activities	141,959	112,727
Net increase in cash	$12,762	$76,314

Net Cash Used in Operating Activities

Nine Months Ended September 30, 2022 and 2021

We continue to increase hiring to accelerate commercial activities and our product pipeline. We expect cash used in operating activities to increase significantly before we start to generate any material cash inflows from operating activities.

Net cash used in operating activities was $62.6 million for the nine months ended September 30, 2022. Net cash used in operating activities consists of net income of $8.9 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include depreciation expense of $0.2 million, stock-based compensation expense of $7.2 million, change in estimated fair value of earn-out liabilities of $77.9 million, and non-cash interest expense of $0.3 million. There was an additional $1.5 million change in operating assets and liabilities primarily due to an increased prepaid insurance amount in the nine months ended September 30, 2022.

Net cash used in operating activities was $35.9 million for the nine months ended September 30, 2021. Net cash used in operating activities consists of a net loss of $41.7 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include depreciation expense of $0.2 million, stock-based compensation expense of $3.5 million, non-cash interest expense of $0.1 million, loss on extinguishment of debt of $0.2 million and a $1.7 million change in operating assets and liabilities.

Net Cash Used in Investing Activities

Nine Months Ended September 30, 2022 and 2021

Net cash used in investing activities was $66.6 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively. The cash was primarily used to purchase short-term investments during the nine months ended September 30, 2022.

Net Cash Provided by Financing Activities

Nine Months Ended September 30, 2022 and 2021

Net cash provided by financing activities was $142.0 million for the nine months ended September 30, 2022 and consisted primarily of $131.8 million of proceeds from the Business Combination, net of transaction costs and $10.0 million of proceeds from the issuance of a note payable.

Net cash provided by financing activities was $112.7 million for the nine months ended September 30, 2021 and consisted primarily of $109.7 million of proceeds associated with the issuance of Series D convertible preferred stock (net of issuance costs) and $5.0 million of proceeds from a note payable, partially offset by $2.0 million for repayment of principal on a note payable and $0.1 million of premiums and issuance costs on notes payable.

Funding Requirements

Please see the section in this Quarterly Report on Form 10-Q, titled “Risk Factors—Risks Related to our Financial Reporting and Position—We will need substantial additional funding, and if we are unable to raise capital when needed or on terms favorable to us, our business, financial condition and results of operations could be materially and adversely affected” for additional risks associated with our substantial capital requirements.

Corporate Bond

In March 2019, in connection with Shionogi exercising its option to enter into the Collaboration Agreement, the Company issued a $5.0 million corporate bond to Shionogi for cash. The corporate bond is unsecured and is subordinated to the obligations of the Company under indebtedness for borrowed money owed by the Company to any bank or other financial institution. The maturity date of the corporate bond is November 10, 2031 and does not bear interest during its term. The corporate bond is prepayable by the Company at any time without penalty. The repayment of the corporate bond can be accelerated upon the termination of the Collaboration Agreement or upon the occurrence of certain events of default (as set forth in the corporate bond), in both cases without penalty.

Debt Financing and Covenants

The SVB Term Loan initially allowed us to draw up to $50.0 million over three tranches. As of September 30, 2022, $15.0 million had been drawn from the first tranche, which is used for general business purposes and to extinguish the Company’s then existing term loan with SVB. As of September 30, 2022, the aggregate amount available to us under the facility decreased to $30.0 million on September 30, 2022 pursuant to the terms of the SVB Term Loan. The remaining two tranches of up to $15.0 million are available through the earlier of December 31, 2022 or certain specified events, subject to certain terms and conditions. The SVB Term Loan bears interest through maturity at a per annum rate of the greater of (a) the Wall Street Journal Prime Rate plus 3.75% and (b) 7.0%. As of September 30, 2022, the interest rate was 10.0%. We are required to make interest-only payments through May 2023, after which point we will be required to repay the outstanding principal in 24 equal monthly payments.

The SVB Term Loan is secured by substantially all of our personal property assets, including accounts receivable, equipment, license agreement, general intangibles, inventory and investment property, and all of the proceeds and products of the foregoing. The Lenders require us to (i) maintain unrestricted cash at SVB equal to the lesser of (a) 100% of cash at all financial institutions and (b) 105% of our obligations to the Lenders. If we draw from the second tranche and fail to meet the cash requirements noted above, there are additional trailing 3-month revenue milestones that must be met. The SVB Term Loan contains various affirmative and negative covenants that limit our ability to engage in specified types of transactions. We were in compliance with the covenants under the SVB Term Loan as of September 30, 2022.

See Note 7, Note Payable of the notes to Akili’s consolidated financial statements for the years ended December 31, 2021 and 2020, included in our final prospectus, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on October 17, 2022, and Akili’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2022, included elsewhere in this Quarterly Report on Form 10-Q, for further information. In the future, we may seek to obtain other additional sources of financing, including incurring term debt or issuing equity or issuing debt securities.

Contractual Obligations

Akili currently leases office space in Boston, Massachusetts, under a non-cancelable operating lease that was amended in September 2022 to extend the rental of one floor, which will expire in December 2023. Akili also leases office space in Larkspur, California, under a non-cancelable operating lease that expires in November 2026. We enter into agreements in the normal course of business with various vendors, which are generally cancelable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation.

See Note 11, Commitments and Contingencies, of the notes to Akili’s consolidated financial statements for the years ended December 31, 2021 and 2020 included in our final prospectus, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on October 17, 2022, and Note 6, Leases, of the notes to Akili’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2022, included elsewhere in this Quarterly Report on Form 10-Q, for further information.

Off-Balance Sheet Arrangements

During the periods presented, Akili did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.

Emerging Growth Company Status (JOBS Act)

Following the Business Combination, we expect to qualify as an “emerging growth company,” or EGC as defined in the Jumpstart Our Business Startups (“JOBS”) Act. Pursuant to the JOBS Act, an EGC is provided the option to adopt new or revised accounting standards that may be issued by Financial Accounting Standards Board ("FASB") or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. Akili intends to take advantage of the exemption for complying with new or revised accounting standards within the same time periods as private companies. Accordingly, the information contained in future SEC filings may be different than the information you receive from other public companies.

Akili also intends to take advantage of some of the reduced regulatory and reporting requirements applicable to EGCs pursuant to the JOBS Act so long as it qualifies as an EGC, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, of the notes to Akili’s consolidated financial statements for the years ended December 31, 2021 and 2020 included in our final prospectus, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on October 17, 2022, and Akili’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2022, included elsewhere in this Quarterly Report on Form 10-Q, for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of the potential impact on our financial condition and results of operations.

Summary of Critical Accounting Policies and Significant Judgements and Estimates

The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities in the consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We monitor our estimates on an ongoing basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout this section captioned “Akili’s Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 to Akili’s consolidated financial statements for the years ended December 31, 2021 and 2020 included in our final prospectus on Form S-1 dated October 17, 2022, and Akili’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2022, included elsewhere in this Quarterly Report on Form 10-Q.

Earn-Out Liabilities

We concluded that the issuance of Rights to Earn-Out Shareholders constitutes a deemed dividend and evaluated the Rights for classification under guidance applicable to financial instruments. In assessing classification, the we considered ASC Subtopic 815-40 “Contracts in Entity’s Own Equity” and determined the Rights contain settlement provisions that preclude them from being indexed to the our stock and accordingly liability classification is required. We concluded issuance of the Rights to Earn-Out Service Providers represents compensation in scope of ASC Topic 718, "Compensation - Stock Compensation." In considering relevant classification guidance, the we determined the Rights issued to Earn-Out Service Providers are liabilities because they are indexed to whether such Earn-Out Service Providers hold qualifying equity instruments when the earn-out targets are achieved. The fair value of the contingent earn-out consideration is estimated as of the acquisition date at the present value of the expected contingent payments using a Monte Carlo simulation, which uses the following assumptions: price targets, current stock price, expected term, expected volatility, and expected dividend yield. The fair value estimates use unobservable inputs that reflect our own assumptions as to our ability to meet the earn-out targets and discount rates used in the calculations. The unobservable inputs are defined in ASC Topic 820, “Fair Value Measurements and Disclosures,” as Level 3 inputs. We review the probabilities of achievement of the earn-out targets to determine the impact on the fair value of the earn-out consideration on a quarterly basis over the earn-out period. Changes in the estimated fair value of the contingent earn-out consideration related to Earn-Out Shareholders are recorded in other income (expense) in the Condensed Consolidated Statements of Operations and Comprehensive Loss and are reflected in the period in which they are identified. Changes in the estimated fair value of contingent earn-out consideration related to Earn-Out Service Providers is recorded as stock compensation for the period. Changes in the estimated fair value of the contingent earn-out consideration may materially impact or cause volatility in our operating results.

Revenue Recognition

We account for revenue recognition in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

We only apply the five-step analysis to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

We generate product revenue from contracts with caregivers and patients (“Clients”) who purchase subscriptions to access our FDA cleared video game. Clients are billed in advance for the entire subscription term. Along with the subscription to the video game product, the Clients also receive reporting metrics and technical support services. The subscription to the video game product, reporting metrics and technical support services are combined as a single stand-ready performance obligation because while the components are separate performance obligations, they have the same method and pattern of recognition. Accordingly, the purchase consideration is recognized ratably on an over time basis over the subscription period which begins once the access code is inputted into the game by the Client and game play has started.

Under the Collaboration Agreement, we recognize revenue over time on an inputs-based method that uses a cost to cost measure of progress.

Stock-Based Compensation

We measure all stock options granted to employees and directors based on the fair value on the date of the grant and recognize compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue stock options with only service-based vesting conditions and record the expense for these awards using the straight-line method.

We classify stock-based compensation expense in our consolidated statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified.

We recognize adjustments to stock compensation expense for forfeitures as they occur. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

Legacy Akili Common Stock Valuations

The fair value of Legacy Akili’s common stock underlying stock awards was determined by the board of directors. Given the absence of a public trading market, the board of directors considered numerous objective and subjective factors to determine the fair value of Legacy Akili’s common stock at each board of directors meeting in which stock awards were approved. These factors included, but were not limited to:

•
the prices at which we sold our preferred stock to outside investors in arm’s-length transactions;
•
our results of operations, financial position, and capital resources;
•
contemporaneous third-party valuations common stock;
•
rights, preferences, and privileges of convertible preferred stock relative to common stock;
•
the lack of marketability of common stock;
•
stage and development of Legacy Akili’s business;
•
the history and nature of our business, industry trends and competitive environment;
•
general economic conditions; and
•
the likelihood of achieving a liquidity event, such as an initial public offering or sale of Legacy Akili, given prevailing market conditions.

We determined the fair value per share of the underlying Legacy Akili common stock by taking into consideration results obtained from third-party valuations and additional factors that were deemed relevant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (“Practice Aid”). The Practice Aid identifies various available methods for allocating the enterprise value across classes of capital stock in determining the fair value of Legacy Akili common stock at each valuation date. Based on our stage of development and other relevant factors, historically, we have considered both the Probability Weighted Expected Return Method (“PWERM”) and the option pricing method (“OPM”) as appropriate methods for estimating our enterprise value to determine the fair value of Legacy Akili common stock. The PWERM is a scenario-based methodology that estimates the fair value of common stock based upon an analysis of future values for the company, assuming various outcomes. The common stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. The OPM treats the share classes of an enterprise as a series of call options with a claim on the equity value of the company. Exercise prices are determined based on the equity value breakpoints in which the various share classes either receive a liquidation preference or convert, in the case of preferred stock, or exercise, in the case of options and warrants. An option pricing model, such as Black-Scholes, is then utilized to value the call options for the purpose of allocating value to the various share classes of an enterprise. The OPM is a forward-looking analysis in that it considers the liquidation rights and preferences of the share classes as of a future liquidity date.

The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of our preferred and common stock and our stock-based compensation expense could be materially different. The fair value of the underlying common stock was determined by the board of directors until the Company became listed on an established stock exchange.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks from fluctuations in interest rates, which may adversely affect our results of operations and financial condition. We seek to minimize these risks through regular operating and financing activities. For additional information on our variable rate debt, refer to the notes to our consolidated financial statements found elsewhere in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. As of September 30, 2022, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A. Risk Factors.

In evaluating the Company and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q ("Quarterly Report") and in other documents that we file with the Securities and Exchange Commission (the “SEC”). An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. Certain statements in this “Risk Factors” section are forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements”.

Risks Related to our Business and Industry

We are a technology company with marketing authorizations to commercialize our first digital therapeutic, EndeavorRx, in the U.S. and the European Economic Area as well as a pipeline of developmental assets and a limited operating history. We have a history of significant losses, anticipate increasing expenses in the future, and may not be able to achieve or maintain profitability.

We are a technology company with developmental stage assets, with a limited operating history. Like biopharmaceutical product development, digital therapeutic product development is a highly speculative undertaking and involves a substantial degree of risk. Since Akili’s inception in December 2011, we have focused substantially all of our efforts and financial resources on developing our computational platform, building our research and development capabilities, and sourcing, researching, licensing in key assets and developing our product candidates. We have generated limited revenue from product sales, and we do not expect to generate significant revenue from product sales in the foreseeable future. We have only obtained marketing authorizations to commercialize EndeavorRx in the U.S. and the European Economic Area, but have not received regulatory approval to market it anywhere else in the world or to market any of our other product candidates and there is no assurance that we will obtain regulatory marketing authorizations to market and sell products in the future.

We have incurred net losses and negative operating cash flows in each year since our inception. Our net income was $53.2 million and our net loss was $18.1 million for the three months ended September 30, 2022 and 2021, respectively, and $61.3 million and $25.6 million for the years ended December 31, 2021 and December 31, 2020, respectively, and we had an accumulated deficit of $223.5 million as of September 30, 2022. Our net cash used in operating activities was $62.6 million and $35.9 million for the nine months ended September 30, 2022 and 2021, respectively, and $54.0 million and $24.6 million for the years ended December 31, 2021 and December 31, 2020, respectively. Substantially all of our operating losses and negative operating cash flows have resulted from costs incurred in connection with developing our technology, research and development efforts, advancing our research stage and clinical programs, building our clinical operations group, facilities costs, depreciation and amortization and general and administrative expenses. We expect our operating expenses to significantly increase as we continue to invest in our platform and research and development efforts and as we commence and continue clinical trials in our existing and future development programs. In addition, we also expect to incur significant sales and marketing expenses as we launch and commercialize EndeavorRx and any other product candidates for which we may obtain marketing authorization. We will also incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating and negative operating cash flows losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with developing new technologies, such as our prescription digital therapeutics (“PDTs”), we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

The failure of our prescription digital therapeutics to achieve and maintain market acceptance and adoption by patients and physicians could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our current business strategy is highly dependent on our PDTs, following marketing authorization, achieving and maintaining broad market acceptance by patients and physicians. Market acceptance and adoption of our PDTs depends on educating people with cognitive impairments, as well as self-insured employers, commercial and government payers, health plans and physicians and other government entities, as to the distinct features, therapeutic benefits, cost savings, and other advantages of our PDTs as compared to competitive products or other currently available methodologies. If we are not successful in demonstrating to existing or potential patients and prescribers the benefits of our products, or if we are not able to achieve the support of patients, healthcare providers and payers for our products, we may not achieve sales in line with our forecasts.

Achieving and maintaining market acceptance of our products could be negatively impacted by many factors, including:

•
the failure of EndeavorRx to achieve wide acceptance among patients, self-insured employers, commercial and government payers, health plans, physicians and other government entities, and key opinion leaders in the treatment community;
•
lack of additional evidence of peer-reviewed publication of clinical or real world evidence supporting the effectiveness, safety, cost-savings or other advantages of our products over competitive products or other currently available methodologies;
•
perceived risks associated with the use of our product or similar products or technologies generally;
•
our ability to maintain U.S. Food and Drug Administration (“FDA”) marketing authorization and other marketing authorizations for EndeavorRx;
•
our ability to secure and maintain other regulatory clearance, authorization or approval for AKL-T01 for expanded indications and our other product candidates;
•
the introduction of competitive products and the rate of acceptance of those products as compared to our products; and
•
results of clinical, real world and health economics and outcomes research studies relating to chronic condition products or similar competitive products.

In addition, our products may be perceived by patients and healthcare providers to be more complicated or less effective than traditional approaches, and people may be unwilling to change their current health regimens. Moreover, we believe that healthcare providers tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third-party reimbursement. Accordingly, healthcare providers may not recommend our products until there is sufficient evidence to convince them to alter their current approach.

There is no assurance that we will obtain or maintain adequate coverage and reimbursement for EndeavorRx or for any of our product candidates, if granted marketing authorization, or that healthcare insurers will agree to reimburse purchases of our products in the future.

We depend upon revenue from sales of EndeavorRx, and in turn on reimbursement from third-party payers for such product. The reimbursement by third-party payers for our product and the amount that we may receive in payment for our products may be materially and adversely affected by factors we do not control, including federal or state regulatory or legislative changes, and cost-containment decisions and changes in reimbursement schedules of third-party payers. Lack of reimbursement or any reduction or elimination of these payments could have a material adverse effect on our business, prospects, results of operations and financial condition.

Additionally, the reimbursement process is complex and can involve lengthy delays. Also, third-party payers may reject, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, that services provided were not medically necessary, that additional supporting documentation is necessary, or for other reasons. Retroactive adjustments by third-party payers may be difficult or cost-prohibitive to appeal, and such changes could materially reduce the actual amount we receive. Delays and uncertainties in the reimbursement process may be out of our control and could have a material adverse effect on our business, prospects, results of operations and financial condition.

The market for prescription digital therapeutics is new, rapidly evolving, and increasingly competitive, the healthcare industry in the U.S. is undergoing significant structural change, and the demand for prescription digital therapeutics in markets outside of the U.S. is uncertain, which makes it difficult to forecast demand for our products. As a result, all prospective financial information included herein are subject to change.

The market for our PDTs is new and rapidly evolving, and it is uncertain whether it will achieve and sustain high levels of demand and market adoption. Our future financial performance will depend on growth in this market and on our ability to adapt to emerging demands of our customers. It is difficult to predict the future growth rate and size of our target market.

The healthcare industry in the U.S. is undergoing significant structural change and is rapidly evolving. We believe demand for our products has been driven in large part by rapidly growing costs in the traditional healthcare system, the movement toward patient-centricity and personalized healthcare, and advances in technology. Widespread acceptance of personalized healthcare is critical to our future growth and success. A reduction in the growth of personalized healthcare could reduce the demand for our PDTs and result in a lower revenue growth rate or decreased revenue.

If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer.

Our development programs represent novel and innovative potential therapeutic areas, and negative perception of any product or product candidate that we develop could adversely affect our ability to conduct our business, obtain marketing authorizations or identify alternate regulatory pathways to market for such product candidate.

Our product and product candidates are considered relatively new and novel therapeutic approaches. Our success will depend upon physicians who specialize in the treatment of diseases targeted by our product candidates prescribing potential treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. Access will also depend on consumer acceptance and adoption of products that are commercialized. In addition, responses by the U.S., state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain marketing authorization, identify alternate regulatory pathways to market or otherwise achieve profitability.

For example, in the U.S., EndeavorRx is the first and only video game based prescription digital therapeutic that has been granted marketing authorization by the FDA for children ages 8-12 years old with primarily inattentive or combined-type attention-deficit/hyperactivity disorder (“ADHD”) who have a demonstrated attention issue. We have developed a therapeutic technology for the treatment of attention-related cognitive impairments associated with ADHD and the potential treatment of cognitive impairments associated with autism spectrum disorder (“ASD”), multiple sclerosis (“MS”), major depressive disorder (“MDD”) and acute cognitive dysfunction. The FDA or other regulatory authorities may lack experience in evaluating the safety and efficacy of product candidates based on such technology, which could result in a longer than expected regulatory review process, increase expected development costs and delay or prevent potential commercialization of product candidates.

Negative publicity concerning our products or the PDT market as a whole could limit market acceptance of our products. If patients and healthcare providers have a negative perception of PDTs, then a market for our products may not develop at all, or it may develop more slowly than we expect. Our success will depend to a substantial extent on the willingness of healthcare providers to prescribe our products, the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations and our ability to demonstrate the value of our products to existing and potential patients and prescribers. Similarly, negative publicity regarding patient confidentiality and privacy in the context of technology-enabled healthcare or concerns experienced by our competitors could limit market acceptance of PDTs.

Clinical trials conducted by us or by third parties of any of our products or product candidates may fail to produce results necessary to support marketing authorization.

We incur substantial expense for, and devote significant time to, clinical trials but cannot be certain that the trials will ever result in commercial gains. We may experience significant setbacks in clinical trials, even after earlier clinical trials showed promising results, and failure can occur at any time during the clinical development process. Any of our products may malfunction or may produce undesirable adverse effects that could cause us, institutional review boards (“IRBs”) or regulatory authorities to interrupt, delay or halt clinical trials. We, IRBs, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time to avoid exposing trial participants to unacceptable health risks. Clinical trials conducted by us or by third parties of any of our products or product candidates may produce negative or inconclusive results or may demonstrate a lack of effect of our products or product candidates. Additionally, the FDA or other regulatory authorities may disagree with our interpretation of the data from our pilot studies and clinical trials, or may find the clinical trial design, conduct or results inadequate to demonstrate safety or effectiveness, and may require us to pursue additional clinical trials, which could further delay the clearance, authorization or approval of our products or product candidates. If we are unable to demonstrate the safety and effectiveness of our products or product candidates in clinical trials, we will be unable to obtain the marketing authorizations we need to commercialize new products.

In addition, to the extent that additional information regarding our products or product candidates being studied in clinical trials could translate to currently authorized products, such as information on new side effects, those results may impact existing authorizations, and required contraindications, warnings or precautions in product labeling.

Enrollment and retention of patients in clinical trials conducted by us or by third parties of our products or product candidates is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside of our control. If we or third parties experience delays or difficulties in the enrollment or retention of patients in clinical trials, our ability to obtain necessary marketing authorizations for our product candidates could be delayed or prevented.

We may encounter delays or difficulties in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials on our current timelines, or at all, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Slow enrollment in our clinical trials may lead to delays in our development timelines and milestones.

Patient enrollment in clinical trials and completion of patient follow-up depend on many factors, including the size of the patient population, the nature of the trial protocol, the ability of patients to continue to receive medical care, the eligibility criteria for the clinical trial, patient compliance, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product or product candidate being studied in relation to other available therapies, including any new treatments that may obtain marketing authorization for the indications we are investigating. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and efficacy of a product candidate, or they may be persuaded to participate in contemporaneous clinical trials of a competitor’s product candidate. In addition, patients participating in our clinical trials may drop out before completion of the trial or experience adverse medical events unrelated to our products or product candidates. Disruptions caused by the ongoing pandemic of the novel coronavirus (“COVID-19”) may also increase the likelihood that we or third parties encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may delay commencement or completion of the clinical trial, cause an increase in the costs of the clinical trial and delays, make our data more difficult to interpret, affect the powering of our trial, or result in the failure of the clinical trial.

Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates, or could render further development impossible. In addition, we rely on clinical trial sites to ensure timely conduct of our clinical trials and, while we have entered into agreements governing their services, we are limited in our ability to compel their actual performance.

Interim, “topline” and preliminary data from clinical trials of our products or product candidates may change as more patient data become available and are subject to confirmation, audit, and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our pilot studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. Interim or preliminary data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment and treatment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

Further, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the potential of the particular program, the likelihood of marketing authorization or commercialization of the particular product candidate, the commercial success of any product for which we may have already obtained authorization or clearance, and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is derived from information that is typically extensive, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain marketing authorization and commercialize our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

Due to the significant resources required for the development of our pipeline, and depending on our ability to access capital, we must prioritize certain development programs over others. We may fail to expend our limited resources on certain development programs that may have been more profitable or for which there is a greater likelihood of success.

We currently have one product, EndeavorRx, that has been granted marketing authorization in the U.S. and the European Economic Area and several other product candidates that are at various stages of development. We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively commercializing EndeavorRx, pursuing our other development programs and ensuring the development of additional potential product candidates.

Due to the significant resources required for the advancement of our development programs, we must decide which product candidates and indications to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial products and may divert resources away from better opportunities. If we make incorrect determinations regarding the viability or market potential of any of our product candidates or misread trends in the healthcare and biotechnology industry, in particular for ADHD and other diseases or disorders resulting in cognitive impairment, our business, financial condition, and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other development programs that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to our product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

We are party to and may, in the future, enter collaborations, in-licensing arrangements, joint ventures, or strategic alliances with third parties that may not result in the development of commercially viable products or the generation of significant or any future revenues.

In the ordinary course of our business, we have and may continue to enter into collaborations, in-licensing arrangements, joint ventures, or strategic alliances to develop and/or commercialize new PDTs and/or to pursue new markets. Proposing, negotiating, and implementing collaborations, in-licensing arrangements, joint ventures, and strategic alliances may be a lengthy and complex process. These transactions may entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage any such transaction or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected transaction, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, and difficulty and cost in facilitating the transaction or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers or customers. Other companies, including those with substantially greater financial, marketing, sales, technology or other business resources, may compete with us for these opportunities or arrangements. We may not identify, secure or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms, or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products.

Additionally, we may not be in a position to exercise sole decision-making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with our current or future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we have limited control over the amount and timing of resources that our current collaborators or any future collaborators choose to devote or are able to devote to our collaborators’ or our future products. For example, our plan to initiate a clinical trial of technology exclusively licensed from TALi Digital in children ages 3-8 with ADHD has been delayed and we do not have certainty around when or if such trial shall begin. Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.

We depend on our senior management team, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers. These executive officers are at-will employees and therefore they may terminate employment with us at any time with no advance notice. We rely on our broader leadership team in the areas of operations, clinical and software development, information security, marketing, compliance and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The loss of one or more of the members of our senior management team, or other key employees, could harm our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

To continue to execute our growth strategy, we also must attract and retain highly skilled personnel. Competition is intense for qualified professionals. We may not be successful in continuing to attract and retain qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled personnel with appropriate qualifications. The pool of qualified personnel with experience working in the healthcare market is limited overall. In addition, many of the companies with which we compete for experienced personnel have greater resources than we have.

Additionally, our success is dependent on our ability to evolve our culture, align our talent with our business needs, engage our employees and inspire our employees to be open to change and innovate. Our business would be adversely affected if we fail to adequately plan for succession of our executives and senior management, or if we fail to effectively recruit, integrate, retain and develop key talent and/or align our talent with our business needs, in light of the current rapidly changing environment.

The continuing impact of the ongoing COVID-19 pandemic could have a material adverse effect on our business, prospects, results of operations and financial condition and could cause a disruption to the commercialization of EndeavorRx and to the development of our product candidates.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This pandemic, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, governments, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours. This pandemic, as well as intensified measures undertaken to contain the spread of COVID-19, including emerging variants of the virus, could decrease healthcare industry spending for our products, adversely affect demand for our products, affect the ability of our sales team to travel to potential customers and the ability of our professional services teams to conduct in-person services and trainings, impact expected spending from new customers, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition.

Further, the sales cycle for a new customer of our products could lengthen, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. In addition, our clinical trials may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of healthcare system resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, the ability to recruit and retain patients as well as principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, could also adversely impact our and third parties’ clinical trial operations.

We cannot predict with any certainty whether and to what degree the disruption caused by the COVID-19 pandemic and reactions thereto will continue and we expect to face difficulty accurately predicting our internal financial forecasts. The pandemic also presents challenges as the majority of our workforce is currently working remotely and shifting to assisting new and existing customers and other stakeholders who are also generally working remotely. It is not possible for us to predict the duration or magnitude of the adverse results of the COVID-19 pandemic or its continuing impact which may materially and adversely affect our business and financial results and could cause a disruption to the commercialization of EndeavorRx and to the development of our product candidates.

If patients or physicians are not willing to change current practices to adopt EndeavorRx, or if EndeavorRx fails to gain increased market acceptance, our ability to execute our growth strategy will be impaired, and our business, prospects, results of operations and financial condition could be materially adversely affected.

Our primary strategy to grow our revenue is to drive the adoption of EndeavorRx by physicians. Physicians may choose not to adopt our digital therapeutic products for a number of reasons, including:

•
lack of availability of adequate third-party payer coverage or reimbursement;
•
lack of experience with our products;
•
our inability to convince key opinion leaders to recommend our products;
•
perceived inadequacy of evidence supporting clinical benefits, safety or cost-effectiveness of our products;
•
liability risks generally associated with the use of new products; and
•
the training required to use new products.

We focus our sales, marketing and training efforts primarily on primary care physicians. However, physicians from other disciplines, as well as other medical professionals, such as psychiatrists and therapists, are often the initial point of contact for patients with ADHD. We believe that educating physicians in these disciplines and other medical professionals about the clinical merits, patient benefits and safety profile of our digital therapeutic products is an element of increasing product adoption.

In addition, patients may not be able to adopt or may choose not to adopt our digital therapeutic if, among other potential reasons, they are worried about potential adverse effects of use of our digital therapeutic or they are unable to obtain adequate third-party coverage or reimbursement. If additional primary care physicians or other medical professionals do not appreciate and recommend the benefits of our digital therapeutic for any reason, or patients choose not to adopt EndeavorRx, our ability to execute our growth strategy will be impaired, and our business, prospects, results of operations and financial condition could be materially adversely affected.

We face competition, and new products may emerge that provide different or better alternatives for treatment of the conditions that EndeavorRx or our future products, if granted marketing authorization, are authorized to treat. Many of our current and future competitors have or will have significantly more resources than us.

Our ability to achieve our strategic objectives will depend, among other things, on our ability to develop and commercialize products for the treatment of chronic conditions that are effective and safe, offer distinct features, are easy-to-use, provide measurable and meaningful cost savings to payers, and are more appealing than available alternatives. Our competitors, as well as a number of other companies, within and outside the healthcare industry, are pursuing new delivery devices, delivery technologies, sensing technologies, procedures, drugs, and other therapies for the monitoring and treatment of chronic conditions. Any technological breakthroughs in monitoring, treatment or prevention could reduce the potential market for our products, which would significantly reduce our sales.

The introduction by competitors of products that are or claim to be superior to our products may create market confusion, which may make it difficult for potential customers to differentiate the benefits of our products over competitive products. In addition, the entry of new PDTs to the market which treat the same or similar chronic conditions as our products may lead some of our competitors to employ pricing strategies that could materially and adversely affect the pricing of our products. If a competitor develops a product that competes with or is perceived to be superior to our products, or if a competitor employs strategies that place downward pressure on pricing within our industry, our sales may decline significantly or may not increase in line with our forecasts, either of which would materially and adversely affect our business, financial condition and results of operations.

While our market is in an early stage of development, it is evolving rapidly and becoming increasingly competitive, and we expect it to attract increased competition. We currently face competition from a range of companies. Our competitors include both enterprise companies who are focused on or may enter the healthcare industry, including initiatives and partnerships launched by these large companies, and from private companies that offer solutions for specific chronic conditions. We compete with companies that are developing treatments for cognitive impairment associated with ADHD and other diseases and disorders resulting in cognitive impairment, including Shire (Takeda), Eli Lilly & Company, Novartis, Pfizer and Highland/Ironshore Therapeutics. While pharmaceutical and biotechnology companies have increased their focus on digital treatment in general, we are unaware of any pharmaceutical or biotechnology companies currently pursuing digital treatments for ADHD.

In the digital health space, we compete with companies that have created non-regulated products to treat cognitive impairment in ADHD and other diseases and disorders resulting in cognitive impairment such as Cogstate, C8 Sciences, Cogmed, MindMaze, and Posit Science. These include educational products that are aimed at improving attention, which are not regulated by authorities like the FDA for children with ADHD, such as ACTIVATE by C8 Sciences and BrainHQ by Posit Science, the latter of which is available via the Apple App Store and on Google PlayTM. These companies, which may offer their solutions at lower prices, are continuing to develop additional products and becoming more sophisticated and effective. Competition from wellness apps, which are not authorized by the FDA but may attract consumers for other reasons, and from other parties will result in continued pricing pressures, which are likely to lead to price declines in certain product segments, which could negatively impact our sales, profitability and market share. Additionally, if such uncleared or unapproved products are allowed to compete with our products, we will face increased competition from parties who have fewer barriers to enter our industry. This increased competition could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our ability to compete effectively depends on our ability to distinguish our company and our solution from our competitors and their products.

Some of our competitors may have, or new competitors or alliances may emerge that have, greater name and brand recognition, greater market share, a larger customer base, more widely adopted proprietary technologies, greater marketing expertise, larger sales forces, or significantly greater resources than we do and may be able to offer solutions competitive with ours at a more attractive price than we can. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, our competitors may in the future establish cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. Our competitors could also be better positioned to serve certain segments of our market, which could create additional price pressure. In light of these factors, even if our products are more effective than those of our competitors, current or potential customers may accept competitive products in lieu of purchasing our products. If we are unable to successfully compete, our business, financial condition, and results of operations could be materially and adversely affected.

If we cannot maintain our corporate culture, we could lose the innovation, collaboration and focus on the mission that contributes to our business.

We believe that our culture has been and will continue to be a critical contributor to our success. We expect to continue to hire aggressively as we expand, and we believe our corporate culture has been crucial in our success and our ability to attract highly skilled personnel. If we do not continue to develop our corporate culture or maintain and preserve our core values as we grow and evolve both in the U.S. and internationally, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our growth. Moreover, liquidity available to our employee equity holders could lead to disparities of wealth among our employees, which could adversely impact relations among employees and our culture in general. Our anticipated headcount growth and our status as a public company may result in a change to our corporate culture, which could harm our business.

We have experienced rapid growth since inception which may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to manage our growth effectively.

Since EndeavorRx was granted marketing authorization and classified as a Class II medical device by the FDA in June 2020, we have experienced operational growth and we continue to rapidly and significantly expand our operations. For example, our full-time employee headcount has grown from 64 employees as of December 31, 2020 to 143 employees as of September 30, 2022. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we function as a public company and in the areas of sales, marketing, distribution, product development, clinical development and regulatory affairs. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train additional qualified personnel and may need to expand our facilities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.

The growth and expansion of our business creates significant challenges for our management, operational and financial resources. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems and our internal controls and procedures may not be adequate to support our operations. To effectively manage our growth, we must continue to improve our operational, financial and management processes and systems and to effectively expand, train and manage our employee base. As our organization continues to grow and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.

We continue to experience growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, and we must maintain the beneficial aspects of our corporate culture. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other healthcare, technology and high-growth companies, which include both large enterprises and privately-held companies. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business, results of operations and financial condition could be materially and adversely affected.

Changes in funding or disruption at the FDA, the SEC and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, reviewed or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and grant marketing authorization for new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at FDA have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new digital therapeutics to be reviewed and/or granted marketing authorization by necessary government agencies, which would adversely affect our business. For example, in recent years, including for 35 days beginning on December 22, 2018, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities.

If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, results of operations, and financial condition.

As of the consummation of the Business Combination, we are a public company, and are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the listing standards of Nasdaq and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations and financial condition.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of the board of directors of the Company, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in this Quarterly Report and in filings required of a public company, our business and financial condition will become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, results of operations, and financial condition.

Any failure to offer high-quality patient support may adversely affect our relationships with our existing and prospective patients, and in turn our business, results of operations and financial condition.

In implementing and using our products, our patients will depend on our patient support to resolve issues in a timely manner. We may be unable to respond quickly enough to accommodate short-term increases in demand for patient support. Increased patient demand for support could increase costs and adversely affect our results of operations and financial condition. Any failure to maintain high-quality patient support, or a market perception that we do not maintain high-quality patient support, could adversely affect patient satisfaction or the willingness of physicians to prescribe our products, and in turn our business, results of operations, and financial condition.

Acquisitions and strategic alliances could distract management and expose us to financial, execution and operational risks that could have a detrimental effect on our business.

We intend to continue to pursue acquisitions or licenses of technology to, among other things, expand the number of products we provide as well as the features within those products. We cannot guarantee that we will identify suitable candidates for acquisition or licensing, that the transactions will be completed on acceptable terms, or at all, or that we will be able to integrate newly acquired or licensed technology into our existing business. The acquisition and integration of another technology would divert management attention from other business activities, including our core business. This diversion, together with other difficulties we may incur in integrating newly acquired or licensed technology, could have a material adverse effect on our business, financial condition and results of operations. In addition, we may borrow money or issue capital stock to finance such transactions. Such borrowings might not be available on terms as favorable to us as our current borrowing terms and may increase our leverage, and the issuance of capital stock (or securities exchangeable therefore) could dilute the interests of our stockholders.

Risks Relating to our Products and Product Candidates

Even though we have received marketing authorizations in the U.S. and European Economic Area for EndeavorRx and may receive U.S. and foreign marketing authorizations for other product candidates in the future, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expenses.

While we have received U.S. and European Economic Area marketing authorization for EndeavorRx for an initial indication, FDA or comparable foreign regulatory authorities may grant marketing authorization for any of our other indications or product candidates, including those derived from our most advanced therapeutic engine, SSME technology. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the FDA or comparable foreign regulatory authority approved products and product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and listing, compliance with FDA labeling requirements, including unique device identification requirements, as well as continued compliance with Good Manufacturing Practices (cGMPs) or similar foreign requirements and Good Clinical Practices (GCPs) for any post-marketing clinical trials that we conduct post-approval. Any marketing authorizations that we receive for our product candidates may also be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, and surveillance to monitor the safety and efficacy of the product. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•
restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•
clinical trial holds;
•
fines, warning letters or other regulatory enforcement action;
•
refusal by the FDA or comparable foreign regulatory authorities to clear or approve pending submissions filed by us;
•
product seizure or detention, or refusal to permit the import or export of products; and
•
injunctions or the imposition of civil or criminal penalties.

FDA’s and comparable foreign regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay marketing authorization of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing authorization that we may have obtained, which could have a material adverse effect on our business, prospects, results of operations, financial condition and our ability to achieve or sustain profitability.

Our current product candidates are in various stages of development. Our product candidates may fail in development or suffer delays that adversely affect their commercial viability. If we fail to maintain clearance, de novo classification or approval to market our product candidates, including AKL-T01 for expanded indications, or if we are delayed in obtaining such marketing authorizations, our business, prospects, results of operations and financial condition could be materially and adversely affected.

The process of seeking FDA marketing authorization is expensive and time consuming. There can be no assurance that marketing authorization will be granted. If we are not successful in obtaining timely clearance, de novo classification or approval of our product candidates, we may never be able to generate significant revenue and may be forced to cease operations. Specifically, we plan to pursue additional regulatory marketing clearances for AKL-T01 in different indications and we have additional product candidates at various stages of development for which we plan to pursue clearance or de novo classification. The FDA can delay, limit or deny marketing authorizations for many reasons, including:

•
we may not be able to demonstrate to the FDA’s satisfaction that our product candidates meet the applicable regulatory standards for clearance, de novo classification, or approval, as applicable;
•
the FDA may disagree that our clinical data supports the label and use that we are seeking; and
•
the FDA may disagree that the data from our preclinical or pilot studies and clinical trials is sufficient to support marketing authorization.

Obtaining marketing authorization from the FDA or any foreign regulatory authority could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA could ask us to supplement our submissions, collect additional nonclinical data, conduct additional clinical trials, prepare additional manufacturing data or information or engage in other time-consuming actions, or it could simply deny our requests. In addition, if granted marketing authorization, we will be required to obtain additional FDA approvals or clearances prior to making certain modifications to our devices. Further, FDA may impose other restrictions on our marketing authorizations, or we may lose marketing authorization, if post-market data demonstrates safety issues or lack of efficacy. If we are unable to obtain and maintain the necessary marketing authorizations to market our products, our financial condition may be adversely affected, and our ability to grow domestically and internationally would likely be limited. Additionally, even if granted marketing authorization, our products, including EndeavorRx, may not receive marketing authorization for the indications that are necessary or desirable for successful commercialization or profitability. This could have a material adverse effect on our business, prospects, results of operations and financial condition.

EndeavorRx is made available via the Apple App Store® and on Google PlayTM, and supported by third-party infrastructure. If our ability to access these markets or access necessary third-party infrastructure was stopped or otherwise restricted or limited, it could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our PDTs are exclusively accessed through and depend on the Apple App Store and the Google Play Store. Both Apple and Google have broad discretion to make changes to their operating systems or payment services or change the manner in which their mobile operating systems function and their respective terms and conditions applicable to the distribution of our PDTs and to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our products, our ability to distribute our products through their stores, our ability to update our products, including to make bug fixes or other feature updates or upgrades, the features we provide, the manner in which we market our products and our ability to access native functionality or other aspects of mobile devices. To the extent either or both of them do so, our business, prospects, results of operations and financial condition could be materially and adversely affected.

There is no guarantee that the third-party infrastructure that currently supports our PDTs will continue to support them or, if it does not, that other alternatives will be available or that they will be available on terms that are commercially acceptable to us. We will continue to be dependent on third-party mobile operating systems, technologies, networks and standards that we do not control, such as the Android and iOS operating systems, and any changes, bugs, technical or regulatory issues in such systems, our current relationships with carriers or future relationships with mobile manufacturers, or in their terms of service or policies that degrade our PDTs’ functionality, reduce or eliminate our ability to distribute our PDTs, limit our ability to deliver high quality PDTs, or impose fees or other charges related to delivering our offerings, could adversely affect our product usage and revenue.

We rely upon third party providers of cloud-based infrastructure to host our platform. Any disruption in the operations of these third-party providers, limitations on capacity or interference with our use could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our platform’s technological infrastructure is implemented using third-party hosting services, such as Amazon Web Services. We have no control over any of these third parties, and we cannot guarantee that such third-party providers will not experience system interruptions, outages or delays, or deterioration in their performance. We need to be able to access our computational platform at any time, without interruption or degradation of performance. Our hosted platform depends on protecting the virtual cloud infrastructure hosted by third-party hosting services by maintaining our configuration, architecture, features, and interconnection specifications, as well as protecting the information stored in these virtual data centers, which is transmitted by third-party Internet service providers. We have experienced, and expect that in the future we may again experience, interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, hosting disruptions and capacity constraints. Any limitation on the capacity of our third-party hosting services could adversely affect our business, financial condition, and results of operations. In addition, any incident affecting our third-party hosting services’ infrastructure, which may be caused by cyber-attacks, natural disasters, fire, flood, severe storm, earthquake, power loss, telecommunications failures, terrorist or other attacks, and other disruptive events beyond our control, could negatively affect our cloud-based solutions. A prolonged service disruption affecting our cloud-based solutions could damage our reputation or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third- party hosting services we use.

In the event that our service agreements with our third-party hosting services are terminated, or there is a lapse of service, elimination of services or features that we utilize, interruption of Internet service provider connectivity, or damage to such facilities, we could experience interruptions in access to our platform as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our hosted software solutions for deployment on a different cloud infrastructure service provider, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

If we are not able to develop and release new products, or successful enhancements, new features, and modifications to EndeavorRx or any future products, our business, prospects, results of operations and financial condition could be materially and adversely affected.

We expect that the PDT market, as with many technology markets, will be characterized by rapid technological change, frequent new product and service introductions and enhancements, changing customer demands, and evolving industry standards. As an initial matter, a significant portion of our market may not have access to smartphones or other technology necessary to utilize our PDTs. In addition, the introduction of products and services embodying new technologies could quickly make existing products and services obsolete and unmarketable. Additionally, changes in laws and regulations could impact the usefulness of our products and could necessitate changes or modifications to our products to accommodate such changes. We invest substantial resources in researching and developing new products and enhancing our existing products by incorporating additional features, improving functionality, and adding other improvements to meet our patients’ evolving needs. The success of any enhancements or improvements to our products or any new products depends on several factors, including regulatory review timelines, timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies in our products and third-party collaborators’ technologies and overall market acceptance. We may not succeed in developing, marketing and delivering on a timely and cost-effective basis enhancements or improvements to our products or any new products that respond to continued changes in market demands or new customer requirements, and any enhancements or improvements to our products or any new products may not achieve market acceptance. Since developing our products is complex, the timetable for the release of new products and enhancements to existing products is difficult to predict, and we may not offer new products and updates as rapidly as our users require or expect. Any new products that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate significant or any revenue.

The introduction of new products and products by competitors, the development of entirely new technologies to replace existing offerings or shifts in healthcare benefits trends could make our products obsolete or materially and adversely affect our business, financial condition and results of operations. We may experience difficulties with software development, industry standards, design or marketing that could delay or prevent our development, introduction or implementation of new products, enhancements, additional features or capabilities. If patients and healthcare providers do not widely adopt our products, we may not be able to realize a return on our investment. If we do not accurately anticipate patient demand or we are unable to develop, license or acquire new features and capabilities on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, it could result in adverse publicity, loss of revenue or market acceptance or claims by patients or healthcare providers brought against us, each of which could have a material adverse effect on our reputation, business, prospects, results of operations and financial condition.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our patients or business or prevent us from accessing critical information and expose us to liability, which could have a material adverse effect on our reputation, business, prospects, results of operations and financial condition.

In the ordinary course of our business, we access, generate, process, and store sensitive data, including research data, clinical trial data, real-world data, patient data, intellectual property and proprietary business information owned or controlled by ourselves or our employees, partners and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems and cloud-based data centers and third party services. We utilize third party vendors to manage parts of our code, infrastructure, application and services. These applications and data encompass a wide variety of business-critical information, including confidential, sensitive or personal information regarding our patients, clinical trial subjects, vendors, customers, employees and others, as well as research and development information, commercial information, and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, accidental exposure, unauthorized access, inappropriate modification, and the risk of our being unable to adequately monitor, audit and modify our controls over our critical information. This risk extends to the third party vendors and subcontractors we use to manage this sensitive data or otherwise process on our behalf. Further, to the extent our employees are working at home during the ongoing COVID-19 pandemic or otherwise, additional risks may arise. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take reasonable measures to protect sensitive data from unauthorized access, use or disclosure, no security measures can be perfect and our third-party vendors’ and subcontractors’ information technology and infrastructure may be vulnerable to attacks by hackers or infections by viruses or other malware or breached due to erroneous actions or inactions by our employees or contractors, malfeasance or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our systems and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, breach, or other loss of information could result in legal claims or proceedings. Unauthorized access, loss or dissemination could also disrupt our operations, result in a material disruption of our development programs and damage our reputation, any of which could adversely affect our business. For example, the loss, corruption, unavailability of, or damage to our computational models would interfere with and undermine the insights we draw from our platform, which could result in the waste of resources on insights based on flawed premises. In addition, the loss or corruption of, or other damage to, clinical trial data from ongoing or future clinical trials could result in delays in our efforts to obtain marketing authorizations and significantly increase our costs to recover or reproduce the data.

Additionally, although we maintain cybersecurity insurance coverage, we cannot be certain that such coverage will be adequate for data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our reputation, business, prospects, results of operations and financial condition.

We currently rely on a single third party digital pharmacy for the fulfillment of prescriptions. This reliance on a single third party increases the risk that we could have a disruption in the fulfillment of prescriptions, which could have a material and adverse effect on our reputation, business, results of operations and financial condition.

We do not currently own or operate any pharmacy, nor are we licensed to perform pharmacy fulfillment services. We rely, and may continue to rely, on a single third party, Phil, for the fulfillment of prescriptions for EndeavorRx through a pharmacy services agreement. This reliance on a single third party increases the risk that we could have a disruption in the fulfillment of prescriptions for EndeavorRx which could delay, prevent or impair the distribution and sale of EndeavorRx.

Pharmacies are subject to state and federal laws and regulations. We do not control the standards and processes of, and will be completely dependent on, our digital pharmacy for compliance with federal and state law and regulations. If our digital pharmacy fails to maintain regulatory compliance, we may need to find alternative pharmacies with the capability to fulfill prescriptions for PDTs. In addition, we have no control over the ability of our digital pharmacy to maintain adequate quality control, quality assurance and qualified personnel. If a regulatory authority finds deficiencies with or withdraws required pharmacy licenses in the future, we may need to find alternative pharmacies with the capability to fulfill prescriptions for PDTs, which would significantly impact our ability to fulfill, distribute and sell EndeavorRx. We may be unable to establish any agreements with other digital pharmacies or to do so on acceptable terms. Even if we are able to establish agreements with digital pharmacies, reliance on a single digital pharmacy entails additional risks, including:

•
the possible breach of the manufacturing agreement by the third party; and
•
the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities or capacity. There are a limited number of digital pharmacies that have the capability to distribute PDTs and that might be capable of fulfilling prescriptions for EndeavorRx for us.

Any performance failure on the part of our existing or future manufacturers could disrupt the distribution and sale of EndeavorRx. If our current digital pharmacy cannot perform as agreed, we may be required to replace such digital pharmacy. We may incur added costs and delays in identifying and qualifying any such replacement. If the agreement with this third party pharmacy is terminated, if the third party pharmacy is unable to perform in accordance with the terms of the agreement, or if the services of the third party pharmacy are terminated for any reason, it could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our current and anticipated future dependence upon others for the fulfillment of prescriptions for our product candidates or products may adversely affect our future profit margins and our ability to distribute any products that receive marketing authorization on a timely and competitive basis.

Our products or product candidates may cause undesirable side effects or have other properties that could limit their commercial potential.

If we or others identify undesirable side effects directly or indirectly caused by our products or product candidates, a number of potentially significant negative consequences could result, including:

•
we may lose marketing authorization of such product;

•
regulatory authorities may require additional warnings on the product’s label;
•
we may be required to issue safety communications to patients or healthcare providers that outline the risks of such side effects;
•
we could be sued and held liable for harm caused to patients; and
•
our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product or product candidate and, as a result of negative impacts to our reputation, our other products or product candidates and could have a material adverse effect on our business, prospects, results of operations and financial condition.

The misuse or off-label use of our products may harm our reputation in the marketplace, result in injuries that lead to product liability or other suits or result in costly investigations, fines, or sanctions by regulatory bodies.

Although our products, if granted marketing authorization, are marketed for the specific therapeutic uses for which the devices were designed and our personnel will be trained to not promote our products for uses outside of the FDA-authorized indications for use, known as “off-label uses,” we cannot, however, prevent a physician from using our products in ways, when in the physician’s independent professional medical judgment, he or she deems it appropriate. There may be increased risk of injury to patients if primary care physicians attempt to use our products off-label. Furthermore, the use of our products for off-label uses may not effectively treat such conditions, which could harm our reputation in the marketplace among primary care physicians and patients.

If following authorization of any other product candidates we may commercialize, or with respect to EndeavorRx, the FDA or any foreign regulatory body determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance or imposition of an untitled letter or warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authority, such as false claims laws for any products for which we obtain government reimbursement, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations.

In addition, physicians may misuse our products with their patients if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our products are misused, we may become subject to costly litigation by our patients or their patients. As described below, product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizeable damage awards against us that may not be covered by insurance.

Our products may be subject to product recalls. A recall of our products, either voluntarily or at the direction of the FDA or another governmental authority, or the discovery of serious safety issues with our products, could have a material adverse effect on our business, prospects, results of operations and financial condition.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products, such as in the event of material deficiencies or defects in their design or manufacture or in the event that a product poses an unacceptable risk to health.

The FDA’s authority to require a recall for medical devices must be based on a finding that there is reasonable probability that the device would cause serious injury or death. We may also decide to voluntarily recall our products. A government-mandated or voluntary recall could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and could materially and adversely affect our reputation and business, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be subject to liability claims, be required to bear other costs, or take other actions that could have a material adverse effect on our business, prospects, results of operations and financial condition.

Companies are required to maintain certain records of recalls and corrections, even if they are not reportable to the FDA. We may initiate voluntary recalls or corrections for our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls and we may be subject to enforcement action.

We face potential product liability exposure, and, if claims brought against us are successful, we could incur substantial liabilities.

Our business exposes us to potential product liability claims that are inherent in the design, manufacture, testing and sale of medical devices. We could become the subject of product liability lawsuits alleging that component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition, injury or death to patients. In addition, the misuse of our products, or the failure of patients to adhere to operating guidelines, could cause significant harm to patients which could result in product liability claims. Product liability lawsuits and claims, safety alerts or product recalls, with or without merit, could cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business, harm our reputation and materially and adversely affect our ability to attract and retain patients, any of which could have a material adverse effect on our business, prospects, results of operations and financial condition.

Although we maintain third-party product liability insurance coverage, it is possible that claims against us may exceed the coverage limits of our insurance policies. Even if any product liability loss is covered by an insurance policy, these policies typically have substantial deductibles for which we are responsible. Product liability claims in excess of applicable insurance coverage could have a material adverse effect on our business, prospects, results of operations and financial condition. In addition, any product liability claim brought against us, with or without merit, could result in an increase of our product liability insurance premiums. Insurance coverage varies in cost and can be difficult to obtain, and we cannot guarantee that we will be able to obtain insurance coverage in the future on terms acceptable to us or at all.

Additionally, from time to time we may enter into agreements pursuant to which we indemnify third parties for certain claims relating to our products. These indemnification obligations may require us to pay significant sums of money for claims that are covered by these indemnification obligations. We are not currently subject to any product liability claims; however, any future product liability claims against us, regardless of their merit, may result in negative publicity about us that could ultimately harm our reputation and could have a material adverse effect on our business, prospects, results of operations and financial condition.

We are required to report certain malfunctions, deaths and serious injuries associated with our products, which can result in voluntary corrective action or agency enforcement action.

Under the FDA’s medical device reporting regulations, we are required to report to the FDA when information from any source suggests that our product may have caused or contributed to a death or serious injury or that our product has malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. If we fail to report these events to the FDA within the required timeframes, or at all, the FDA could take enforcement action against us.

Any adverse event involving our products, whether in the U.S. or abroad, could result in future voluntary corrective actions, such as recalls, including corrections or customer notifications, or agency action, such as inspection or enforcement actions. If malfunctions do occur, we may be unable to correct the malfunctions adequately or prevent further malfunctions, in which case we may need to cease manufacture and distribution of the affected products, initiate voluntary recalls, and redesign the products. Regulatory authorities may also take actions against us, such as ordering recalls, imposing fines, or seizing the affected products. Any corrective action, whether voluntary or involuntary, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

Risks Related to our Regulatory Compliance and Legal Matters

We operate in a highly regulated industry and are subject to a wide range of federal, state, and local laws, rules, and regulations, including FDA regulatory requirements and laws pertaining to fraud and abuse in healthcare, that affect nearly all aspects of our operations. Failure to comply with these laws, rules, and regulations, or to obtain and maintain required licenses, could subject us to enforcement actions, including substantial civil and criminal penalties, and might require us to recall or withdraw a product from the market or cease operations. Any of the foregoing could have a material adverse effect on our business, prospects, results of operations and financial condition.

We and our products are subject to extensive regulation in the U.S., including by the FDA. The regulations to which we are subject are complex. The FDA regulates, among other things, with respect to medical devices: design, development and manufacturing; testing, labeling, content and language of instructions for use; clinical trials; product safety; medical device cybersecurity; premarket clearance, de novo classification, and approval; establishment registration and device listing; marketing, sales and distribution; complaint handling; record keeping procedures; advertising and promotion; recalls and field safety corrective actions; post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; post-market studies; and product import and export. The FDA monitors compliance with these applicable regulatory requirements through periodic unannounced inspections as well as various other channels, such as reviewing post-market surveillance and recall reports, monitoring advertising and promotional practices on-line and at trade shows, and reviewing trade complaints submitted by competitors or other third parties. We do not know whether we will pass any future inspections for FDA compliance, or whether the FDA might identify compliance concern(s) through other channels of information. Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement-related actions such as: FDA Form 483s;

untitled or warning letters; clinical holds on research; fines; injunctions; civil penalties; termination of distribution; recalls or seizures of products; delays in the introduction of products into the market; total or partial suspension of production; refusal to grant future clearances, de novo classifications, or approvals; withdrawals of current marketing authorizations, resulting in prohibitions on the sale and distribution of our products; and in the most serious cases, criminal penalties. Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and could have a material adverse effect on our business, prospects, results of operations and financial condition.

The FDA and the Federal Trade Commission (the “FTC”) also regulate the advertising and promotion of our products to ensure that the claims we make are consistent with our regulatory authorizations, that there is adequate and reasonable data to substantiate the claims and that our promotional labeling and advertising is neither false nor misleading. If the FDA or FTC determines that any of our advertising or promotional claims are false, misleading, not substantiated or not permissible, we may be subject to enforcement actions, including untitled or warning letters, and we may be required to revise our promotional claims and make other corrections or restitutions. We also may be subject to fines, or other regulatory, civil, or criminal sanctions.

We are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business and may constrain the financial arrangements and relationships through which we research, as well as, sell, market and distribute any products for which we obtain marketing approval. Such laws include, without limitation, federal and state anti-kickback, fraud and abuse, false claims, data privacy and security and physician and other healthcare provider payment transparency laws and regulations. If their operations are found to be in violation of any of such laws or any other governmental regulations that apply, they may be subject to significant penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and imprisonment.

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our relationships with physicians and other healthcare providers, some of whom may be compensated in the form of stock or stock options for services provided to us and may be in the position to influence the ordering of or use of our products or product candidates, if approved, may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment, which could affect our ability to operate our business. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

Our employees, consultants and commercial collaborators may engage in misconduct or other improper activities, including non-compliance with such regulatory standards and requirements.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our activities could be subject to challenge under one or more of such laws. Any action brought against us for violations of these laws or regulations, even if successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. We may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments, with potential liability under the federal False Claims Act including mandatory treble damages and significant per-claim penalties.

Although we have adopted policies and procedures designed to comply with these laws and regulations and conduct internal reviews of our compliance with these laws, our compliance is also subject to governmental review. The growth of our business and sales organization including future expansion outside of the U.S. may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the federal, state and foreign laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil and administrative penalties, damages and fines, disgorgement, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, imprisonment for individuals and exclusion from participation in government programs, such as Medicare and Medicaid, as well as contractual damages and reputational harm. We could also be required to curtail or cease our operations. Any of the foregoing consequences could have a material adverse effect on our business, prospects, results of operations and financial condition.

The regulatory framework for digital health products is constantly evolving. Increasingly stringent regulatory requirements could create barriers to our development and introduction of new products. Conversely, in the event regulatory requirements are lowered, competitors could potentially enter the prescription digital therapeutic market and compete against us more easily.

Our PDTs are novel and represent a new category of therapeutics for which the regulatory framework continues to evolve. Our ability to develop and introduce new products will depend, in part, on our ability to comply with these complex requirements, which include regulations related to product design, development and manufacturing; testing, labeling, content and language of instructions for use; clinical trials; product safety; premarket clearance, de novo classification, and approval; establishment registration and device listing; and marketing, sales and distribution. If, however, the regulatory framework for digital health products simplifies and the requirements that we and others are required to comply with are lowered, it could result in the increased competition and the introduction by competitors of products that are or claim to be superior to our products. For example, the FDA issued a guidance entitled: “Enforcement Policy for Digital Health Devices For Treating Psychiatric Disorders During the Coronavirus Disease 2019 (COVID-19) Public Health Emergency,” which allows for the marketing of certain digital therapeutics without premarket clearance, de novo classification, or approval so long as certain criteria are met for the duration of the COVID-19 pandemic. Additionally, FDA has issued a proposal for public comment that may provide a limited extension of this enforcement policy after the expiration of the COVID-19 public health emergency declaration. Additionally, competitors using our products as predicates for 510(k)s may successfully argue that they should be required to submit substantially less data to support clearance of their product than was required for our products based on FDA’s growing familiarity with the technology. As a result, we are subject to risks related to the developing regulatory landscape applicable to our PDTs that could have a material adverse effect on our business, prospects, results of operations and financial condition.

Material modifications to our devices may require new 510(k) clearance, de novo classification, premarket approval, or supplement premarket approval, or may require us to cease marketing or recall the modified devices until clearances, authorizations, or approvals are obtained.

Material modifications to the intended use or technological characteristics of our devices may require new 510(k) clearance, de novo classification, Premarket Approval, or PMA, or PMA supplement approval, or may require us to cease marketing or recall the modified devices until clearances, de novo classifications, or approvals are obtained. Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design, or manufacture, requires a new 510(k) clearance or, possibly, a de novo or a PMA. The FDA requires every manufacturer to make and document this determination in the first instance. A manufacturer may determine that a modification could not significantly affect safety or effectiveness and does not represent a major change in its intended use, so that no new 510(k) clearance is necessary. The FDA may review any manufacturer’s decision and may not agree with our decisions regarding whether new clearances, de novo classifications, or approvals are necessary. The FDA may also on its own initiative determine that a marketing authorization is required.

Obtaining and maintaining marketing authorization of our product candidates in one jurisdiction does not mean that we will be successful in obtaining marketing authorization of our product candidates in other jurisdictions.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the U.S. have requirements for marketing authorization of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign marketing authorizations and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing authorizations, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

Obtaining and maintaining marketing authorization of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain marketing authorization in any other jurisdiction, while a failure or delay in obtaining marketing authorization in one jurisdiction may have a negative effect on the marketing authorization process in others. For example, even if the FDA grants marketing authorization of a product candidate, comparable regulatory authorities in foreign jurisdictions must also grant marketing authorization for the manufacturing, marketing and promotion of the product candidate in those countries. Marketing authorization procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional nonclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In short, the foreign marketing authorization process involves all of the risks associated with FDA marketing authorization. In many jurisdictions outside the U.S., a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we may intend to charge for our products will also be subject to approval.

Our commercialization efforts to date have focused almost exclusively on the U.S. Our ability to enter other foreign markets will depend, among other things, on our ability to navigate various regulatory regimes with which we do not have experience, which could delay or prevent the growth of our operations outside of the U.S.

To date, our commercialization efforts have focused almost exclusively on the U.S.. Expanding our business to attract customers in countries other than the U.S. is an element of our long-term business strategy. Our ability to continue to expand our business and to attract talented employees and customers in various international markets will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute resolution systems, regulatory systems and commercial infrastructures. Entering new international markets will be expensive, our ability to successfully gain market acceptance in any particular market is uncertain and the distraction of our senior management team could harm our business, financial condition and results of operation.

Sales of our products outside of the U.S. are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the U.S.. While the regulations of some countries may not impose barriers to marketing and selling our products or only require notification, others require that we obtain the marketing authorization of a specified regulatory body. Complying with foreign regulatory requirements, including obtaining registrations or marketing authorizations, can be expensive and time-consuming, and we may not receive marketing authorizations in each country in which we may plan to market our products or we may be unable to do so on a timely basis. The time required to obtain registrations or marketing authorizations, if required by other countries, may be longer than that required for FDA clearance, de novo classification, or approval, and requirements for such registrations and marketing authorizations may significantly differ from FDA requirements. If we modify our products, we may need to apply for additional regulatory authorizations before we are permitted to sell the modified product. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations that we have received. If we are unable to maintain our authorizations in a particular country, we will no longer be able to sell the applicable product in that country. Marketing authorization by the FDA does not ensure registration or marketing authorization by regulatory authorities in other countries, and registration or marketing authorization by one or more foreign regulatory authorities does not ensure registration or marketing authorization by regulatory authorities in other foreign countries or by the FDA. A failure or delay in obtaining registration or marketing authorization in one country may have a negative effect on the regulatory process in others.

Doing business internationally involves a number of additional risks, including:

•
multiple, conflicting and changing laws and regulations such as tax laws, privacy and data protection laws and regulations, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
•
requirements to maintain data and the processing of that data on servers located within the United States or in such countries;
•
protecting and enforcing our intellectual property rights;
•
converting our products as well as the accompanying instructional and marketing materials to conform to the language and customs of different countries;
•
complexities associated with managing multiple payer reimbursement regimes, and government payers;
•
competition from companies with significant market share in our market and with a better understanding of user preferences;
•
financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the effect of local and regional financial pressures on demand and payment for our products and services and exposure to foreign currency exchange rate fluctuations;
•
natural disasters, political and economic instability, including wars, terrorism, political unrest, outbreak of disease (including the recent coronavirus outbreak), boycotts, curtailment of trade, and other market restrictions; and
•
regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the U.S. Foreign Corrupt Practices Act (the “FCPA”), and comparable laws and regulations in other countries.

These risks and uncertainties may impact the Company’s ability to enter foreign markets, which could delay or prevent the growth of the Company’s operations outside of the U.S., and have a material adverse effect on our business, prospects, results of operations and financial condition.

The insurance coverage and reimbursement status of products that recently obtained marketing authorization is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for EndeavorRx or any other of our product candidates, if granted marketing authorization, could limit our ability to market those products and materially and adversely affect our ability to generate revenue.

In the U.S., patients generally rely on third-party payers to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payers is critical to the ability of patients to afford treatments and new product acceptance. Although EndeavorRx is covered by Highmark, the fourth largest Blue Cross Blue Shield organization, our ability to successfully commercialize EndeavorRx and any future products will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payers, such as private health insurers and health maintenance organizations, decide which medications and therapies they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payers is essential for most patients to be able to afford treatments. Sales of products, and of product candidates that we may identify, will depend substantially on the extent to which the costs to users of such products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payers. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our products. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to achieve profitability.

There is also significant uncertainty related to, and there may be significant delays in obtaining, the insurance coverage and reimbursement of newly cleared, de novo classified, or approved products and coverage may be more limited than the purposes for which the device is cleared, de novo classified, or approved by the FDA or comparable foreign regulatory authorities. In the U.S., the principal decisions about reimbursement for new medicines or medical devices are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services (“HHS”). FDA marketing authorization provides no assurance of coverage or reimbursement by any payer. CMS decides whether and to what extent a new medicine or medical device will be covered and reimbursed under Medicare, and private payers tend to follow CMS to a substantial degree.

Factors payers consider in determining reimbursement are based on whether the product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
supported by robust clinical data from well-controlled clinical research;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

Each payer determines whether or not it will provide coverage for a treatment, what amount it will pay the manufacturer for the treatment and on what tier of its formulary or medical policy the treatment will be placed. The position of a treatment on a payer’s list of covered drugs, biological products, and medical devices, or formulary, generally determines the co-payment that a patient will need to make to obtain the treatment and can strongly influence the adoption of such treatment by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payers to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, marketing, sale and distribution expenses. Interim reimbursement levels for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payers, by any future laws limiting prices and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the U.S..

Third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular drugs or devices. We cannot be sure that coverage and reimbursement will be available for all products that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any product for which we obtain marketing authorization. If coverage and adequate reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize our products.

In addition, in some foreign countries, the proposed pricing for a prescription device must be approved before it may be lawfully marketed. The requirements governing medical product pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A member state may approve a specific price for the medicinal products or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceuticals or medical devices will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower. While the Company is not currently marketing or selling our products in any country other than the U.S., including the European Union or any of its member states, in the event that the Company chooses to do so in the future, it will need to comply with such requirements.

We may be subject to governmental investigation, litigation, and other proceedings, which are costly to defend and could have a material adverse effect on our business, prospects, results of operations and financial condition.

We may be party to government investigations, lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We may face allegations, lawsuits and regulatory inquiries, audits and investigations regarding data privacy, security, labor and employment, consumer protection and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights and other rights. A portion of the technologies we use incorporates open source software, and we may face claims claiming ownership of open source software or patents related to that software, rights to our intellectual property or breach of open source license terms, including a demand to release material portions of our source code or otherwise seeking to enforce the terms of the applicable open source license. We may also face allegations or litigation related to our acquisitions, securities issuances or business practices, including public disclosures about our business. Litigation and regulatory proceedings, and particularly the patent infringement and class action matters we could face, may be protracted and expensive, and the results are difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our solution or require us to stop offering certain features, all of which could have a material adverse effect on our business, prospects, results of operations and financial condition. We may also become subject to periodic audits, which would likely increase our regulatory compliance costs and may require us to change our business practices, which could have a material adverse effect on our business, prospects, results of operations and financial condition. Managing legal proceedings, litigation and audits, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business.

The results of regulatory proceedings, litigation, claims, and audits cannot be predicted with certainty, and determining reserves for pending litigation and other legal, regulatory and audit matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could have a material adverse effect on our business, prospects, results of operations, financial condition and the market price of our common stock.

Laws and regulations governing any international operations we may have may preclude us from developing, manufacturing and selling certain products outside of the U.S. and require us to develop and implement costly compliance programs.

We currently engage in certain activities supporting our product and platform development activities that occur outside the U.S., and for these activities we must dedicate additional resources to comply with numerous laws and regulations in each such jurisdiction. Additionally, the FCPA prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

Various laws, regulations and executive orders also restrict the use and dissemination outside of the U.S., or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our activities outside of the U.S., it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the U.S., which could limit our growth potential and increase our development costs.

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

Healthcare reform and other governmental and private payer initiatives may have an adverse effect upon, and could prevent, our products’ or product candidates’ commercial success.

In the U.S. and in certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably, such as the ACA.

There has been increasing legislative and enforcement interest in the U.S. with respect to prescription-pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. It is unclear what effect such legislative and enforcement interest may have on prescription devices. Further, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify the prior administration’s executive and administrative actions.

We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any cleared, de novo classified, or approved device, which could have an adverse effect on patients for our products or product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing authorization and that may affect our overall financial condition and ability to develop product candidates. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any marketing authorization that may have been obtained and we may not achieve or sustain profitability.

If we fail to comply with the FDA’s Quality System Regulation (“QSR”) or any applicable foreign equivalent, our operations could be interrupted, and our potential product sales and operating results could suffer.

We are required to comply with the FDA’s QSR, which delineates, among other things, the design controls, document controls, purchasing controls, identification and traceability, production and process controls, acceptance activities, nonconforming product requirements, corrective and preventive action requirements, labeling and packaging controls, handling, storage, distribution and installation requirements, complaint handling, records requirements, servicing requirements, and statistical techniques potentially applicable to the production of our medical devices. We are also subject to the regulations of foreign jurisdictions if we market products overseas.

The FDA enforces the QSR through periodic and announced or unannounced inspections of manufacturing facilities. If our facilities or processes are found to be in non-compliance or fail to take satisfactory corrective action in response to adverse QSR inspectional findings, the FDA could take legal or regulatory enforcement actions against us and/or our products, including but not limited to the cessation of sales or the initiation of a recall of distributed products, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

The FDA’s and other comparable non-U.S. regulatory agencies’ statutes, regulations, policies or interpretations may change, and additional government regulation or statutes may be enacted, which could increase regulatory requirements, or delay, suspend, prevent marketing of any cleared, de novo classified, or approved products or necessitate the recall of distributed products. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.

The medical device industry has been under heightened FDA scrutiny as the subject of government investigations and enforcement actions. If our operations and activities are found to be in violation of any FDA laws or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and other legal and/or agency enforcement actions. Any penalties, damages, fines, or curtailment or restructuring of our operations or activities could materially and adversely affect our ability to operate our business and our financial results. The risk of us being found in violation of FDA laws is increased by the fact that many of these laws are broad and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend ourselves against that action and its underlying allegations, could cause us to incur significant legal expenses and divert management’s attention from the operation of our business. Where there is a dispute with a federal or state governmental agency that cannot be resolved to the mutual satisfaction of all relevant parties, we may determine that the costs, both real and contingent, are not justified by the commercial returns to us from maintaining the dispute or the product.

Various claims, design features, or performance characteristics of our medical devices that we regarded as permitted by the FDA without new marketing authorization may be challenged by the FDA or state or foreign regulators. The FDA or state or foreign regulatory authorities may find that certain claims, design features, or performance characteristics, in order to be made or included in the products, may have to be supported by further clinical studies and authorizations, which could be lengthy, costly, and possibly unobtainable.

We are subject to data privacy and security laws and regulations governing our collection, use, disclosure or storage of personally identifiable information, including protected health information and payment card data, which may impose restrictions on us and our operations. Any actual or perceived noncompliance with such laws and regulations may result in penalties, regulatory action, loss of business or unfavorable publicity.

Numerous federal and state laws and regulations govern the collection, use, disclosure, storage and transmission of personally identifiable information (“PII”) including protected health information (“PHI”) and information related to treatment for ADHD and other diseases and disorders resulting in cognitive impairment. These laws and regulations, including their interpretation by governmental agencies, are subject to frequent change and could have a negative impact on our business. In addition, in the future, industry requirements or guidance, contractual obligations, and/or legislation at both the federal and the state level may limit, forbid or regulate the use or transmission of health information outside of the U.S.

These varying interpretations can create complex compliance issues for us and our partners and potentially expose us to additional expense, adverse publicity and liability, any of which could have a material adverse effect on our business, prospects, results of operations and financial condition.

Federal and state consumer protection laws are increasingly being applied by the FTC and states’ attorneys general to regulate the collection, use, storage and disclosure of PII, through websites or otherwise, and to regulate the presentation of website content.

The security measures that we and our third-party vendors and subcontractors have in place to ensure compliance with privacy and data protection laws may not protect our facilities and systems from security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and human errors or other similar events. Even though we provide for appropriate protections through our agreements with our third-party vendors, we still have limited control over their actions and practices. A breach of privacy or security of PII or PHI may result in an enforcement action, including criminal and civil liability, against us. We are not able to predict the extent of the impact such incidents may have on our business. Enforcement actions against us could be costly and could interrupt regular operations, which could have a material adverse effect on our business, prospects, results of operations and financial condition. Even if it is determined that there was no violation of laws, enforcement actions against us could be costly, generate negative publicity and could interrupt regular operations, which could have a material adverse effect on our business, prospects, results of operations and financial condition. While we have not received any notices of violation of the applicable privacy and data protection laws and believe we are in compliance with such laws, there can be no assurance that we will not receive such notices in the future.

There is ongoing concern from privacy advocates, regulators and others regarding data privacy and security issues, and the number of jurisdictions with data privacy and security laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identification, anonymization or pseudonymization of health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect there will continue to be new proposed and amended laws, regulations and industry standards concerning privacy, data protection and information security in the U.S., such as the California Consumer Privacy Act, the CCPA, which went into effect on January 1, 2020 and has been amended several times. Further, a new California privacy law, the California Privacy Rights Act, the CPRA, was passed by California voters on November 3, 2020; in March 2021, Virginia passed a new privacy law, the Consumer Data Protection Act, the VCDPA, similar to the CPRA; and on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act, the CPA, into law. The CPRA will create additional obligations with respect to processing and storing personal information and both the VCDPA and the CPA are scheduled to take effect on January 1, 2023 (with certain provisions of the CPRA having retroactive effect to January 1, 2022). In addition, New York’s Stop Hacks and Improve Electronic Data Security Act, the SHIELD Act, requires any person or business owning or licensing computerized data that includes the private information of a resident of New York to implement and maintain reasonable safeguards to protect the security, confidentiality and integrity of the private information. Other U.S. states also are considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas. While the CCPA and CPRA contain exceptions for certain activities involving PHI under the Health Insurance Portability Administration and Accountability Act of 1996, as amended (“HIPAA”), we cannot yet determine the impact the CCPA, CPRA, VCDPA, CPA, the SHIELD Act or other such future laws, regulations and standards may have on our business.

A number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

Future laws, regulations, standards, obligations, amendments, and changes in the interpretation of existing laws, regulations, standards and obligations could impair our or our customers’ ability to collect, use or disclose information relating to patients or consumers, including information derived therefrom, which could decrease demand for our products, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. Accordingly, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software or platform and otherwise adapt to these changes.

Further, our patients may expect us to comply with more stringent privacy and data security requirements than those imposed by laws, regulations or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data. If we, or any third parties we or our partners use to process PII on our behalf, are unable to properly protect the privacy and security of personal information, including protected health information, we and they could be found to have breached our and their contracts with certain third parties.

Any failure or perceived failure by us to comply with federal or state laws or regulations, industry standards or other legal obligations, or any actual or suspected privacy or security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of PII or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have a material adverse effect on our reputation, business, prospects, results of operations and financial condition. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products could be limited. Any of these developments could harm our business, financial condition and results of operations. Privacy and data security concerns, whether valid or not valid, may inhibit retention of our products by existing customers or adoption of our products by new customers.

Around the world, data collection and use are governed by laws and regulations governing the use, processing and cross-border transfer of personal information.

In the event we decide to conduct clinical trials or engage in other human data collection, we may be subject to additional privacy restrictions. Many foreign jurisdictions, including, without limitation, member states of the European Union (the “EU”), and the United Kingdom, Canada, Israel, Australia, New Zealand, Japan and many other countries have adopted legislation that increase or change the requirements governing the collection, distribution, use, storage, disclosure, or other processing, and/or security of personal information and other data in these jurisdictions. If our privacy or data security measures fail to comply with current or future laws and regulations, we may be subject to litigation, regulatory investigations or other liabilities, or our customers may terminate their relationships with us.

Personal privacy and data security have become significant issues in the U.S., Europe, and in many other jurisdictions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state, and foreign government bodies and agencies have adopted, or are considering adopting, laws and regulations regarding the collection, use, and disclosure of personal information, including protected health information. These laws and regulations, including their interpretation by governmental agencies, are subject to frequent change and could have a negative impact on Akili’s business. In addition, in the future, industry requirements or guidance, contractual obligations, and/or legislation at both the federal and the state level may limit, forbid or regulate the use or transmission of health information outside of the U.S..

These varying interpretations can create complex compliance issues for us and our partners and potentially expose us to additional expense, adverse publicity and liability, any of which could adversely affect our business.

Federal and state consumer protection laws are increasingly being applied by the FTC and states’ attorneys general to regulate the collection, use, storage and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content.

The security measures that we and our third-party vendors and subcontractors have in place to ensure compliance with privacy and data protection laws may not protect our facilities and systems from security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and human errors or other similar events. Even though we provide for appropriate protections through our agreements with our third-party vendors, we still have limited control over their actions and practices. A breach of privacy or security of personally identifiable health information may result in an enforcement action, including criminal and civil liability, against us. We are not able to predict the extent of the impact such incidents may have on our business. Enforcement actions against us could be costly and could interrupt regular operations, which may adversely affect our business. While we have not received any notices of violation of the applicable privacy and data protection laws and believe we are in compliance with such laws, there can be no assurance that we will not receive such notices in the future.

Our international operations are subject to international laws and regulations, regulatory guidance, and industry standards relating to data protection, privacy, and information security. For our EU and UK future operations, this includes the EU General Data Protection Regulation (“GDPR”), as well as other national data protection legislation in force in relevant EU member states (including the GDPR in such form as incorporated into the law of England and Wales, Scotland and Northern Ireland by virtue of the European Union (Withdrawal) Act 2018 and any regulations thereunder and the UK Data Protection Act 2018 (“UK GDPR”)).

The GDPR and UK GDPR are wide-ranging in scope and impose numerous additional requirements on companies that process personal data, including imposing special requirements in respect of the processing of health and other sensitive data, requiring that consent of individuals to whom the personal data relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, creating mandatory data breach notification requirements in certain circumstances, requiring data protection impact assessments for high-risk processing and requiring that certain measures (including contractual requirements) are put in place when engaging third-party processors. The GDPR and the UK GDPR also provide individuals with various rights in respect of their personal data, including rights of access, erasure, portability, rectification, restriction and objection. The GDPR and UK GDPR define personal data to include pseudonymized or coded data and requires different informed consent practices and more detailed notices for clinical trial participants and investigators than applies to clinical trials conducted in the U.S.. We are required to apply GDPR and UK GDPR standards to any clinical trials that our EU and UK established businesses carry out anywhere in the world.

The GDPR and UK GDPR impose strict rules on the transfer of personal data to countries outside the European Economic Area, including the U.S.. The UK and Switzerland have adopted similar restrictions. Although the UK is regarded as a third country under GDPR, the European Commission (“EC”) has now issued a decision recognizing the UK as providing adequate protection under the GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published a draft version of a UK-specific transfer mechanism, which, once finalized, will enable transfers from the UK. We will be required to implement these new safeguards when conducting restricted data transfers under GDPR and UK GDPR and doing so will require significant effort and cost.

The GDPR and UK GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR and UK GDPR. Implementing legislation in applicable EU member states and the UK, including by seeking to establish appropriate lawful bases for the various processing activities we carry out as a controller or joint controller, reviewing security procedures and those of our vendors and collaborators, and entering into data processing agreements with relevant vendors and collaborators, we cannot be certain that our efforts to achieve and remain in compliance have been, and/or will continue to be, fully successful. Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR and UK GDPR and similar laws’ requirements are rigorous and time intensive and require significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data.

Other countries around the world in which we conduct trials or otherwise do business have also enacted strict privacy and data protection laws. For example, the Act on the Protection of Personal Information (“APPI”) of Japan regulates privacy protection issues in Japan. The APPI shares similarities with the GDPR, including extraterritorial application and obligations to provide certain notices and rights to citizens of Japan. We may be required to modify our policies, procedures, and data processing measures in order to address requirements under these or other privacy, data protection, or cyber security regimes, and may face claims, litigation, investigations, or other proceedings regarding them and may incur related liabilities, expenses, costs, and operational losses.

In addition to general privacy and data protection requirements, many jurisdictions around the world have adopted legislation that regulates how businesses operate online and enforces information security, including measures relating to privacy, data security and data breaches. Many of these laws require businesses to notify data breaches to the regulators and/or to data subjects. These laws are not consistent, and compliance in the event of a widespread data breach is costly and burdensome.

In many jurisdictions, enforcement actions and consequences for non-compliance with protection, privacy and information security laws and regulations are rising. In the EU and the UK, data protection authorities may impose large penalties for violations of the data protection laws, including potential fines of up to €20 million (£17.5 million in the UK) or 4% of annual global revenue, whichever is greater. The authorities have shown a willingness to impose significant fines and issue orders preventing the processing of personal data on non-compliant businesses. Data subjects also have a private right of action, as do consumer associations, to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of applicable data protection laws. The APPI allows for fines of up to ¥100M for violations of the law. In the U.S., possible consequences for non-compliance include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies.

In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards that may legally or contractually apply to us. If we fail to follow these security standards, even if no customer information is compromised, we may incur significant fines or experience a significant increase in costs.

The risk of our being found in violation of these laws is increased by the fact that the interpretation and enforcement of such laws is not entirely clear. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

Compliance with data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. It could also require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business. Failure by us or our collaborators and third-party providers to comply with data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties and orders preventing us from processing personal data), private litigation and result in significant fines and penalties against us. Moreover, clinical trial participants about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition, results of operations and prospects.

We provide patient services using text and voice calls to communicate with healthcare providers, patients, and prospective patients, and we are subject to various marketing and advertising laws including the Telephone Consumer Protection Act (the “TCPA”). If we fail to comply with applicable laws, including the TCPA, we may be subject to significant liabilities.

Our patient service center uses short message service (“SMS”) text messages and telephone calls to communicate with healthcare providers, patients and prospective patients. We also may use SMS, text messages and telephone calls for marketing purposes with the recipient’s advance consent. The actual or perceived improper sending of text messages or the making of telephone calls may subject us to potential risks, including liabilities or claims relating to consumer protection laws. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct SMS texting programs or make unwanted telephone calls, with many resulting in multi-million-dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time-consuming to defend. For example, the Telephone Consumer Protections Act of 1991, the TCPA, is a federal statute that protects consumers from unwanted telephone calls, faxes, and text messages, and restricts telemarketing and the use of automated SMS text messages without proper consent. Additionally, state regulators may determine that telephone calls to our patients are subject to state telemarketing regulations. Federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain, or our SMS texting practices are not adequate or violate applicable law. This may in the future result in civil claims against us. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations, we could face direct liability, could be required to change some portions of our business model, could face negative publicity, and our business, prospects, results of operations and financial condition could be materially and adversely affected. Even an unsuccessful challenge of our SMS texting or telephone calling practices by our customers, regulatory authorities, or other third parties could result in negative publicity and could require a costly response from and defense by us.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations. Our relationships with customers and third-party payers will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations (which are collectively referred to herein as “Trade Laws”), prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We expect our non-U.S. activities to increase in time. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities. Any of these consequences could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our employees, independent contractors, consultants, commercial collaborators, principal investigators, vendors and other agents may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, vendors and other agents may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or disclosure of unauthorized activities to us that violates applicable regulations, including those laws requiring the reporting of true, complete and accurate information to regulatory agencies, manufacturing standards and U.S. federal and state healthcare laws and regulations. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. We could face liability under the U.S. federal Anti-Kickback Statute and similar U.S. state laws. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, referrals, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in significant regulatory sanctions and serious harm to our reputation. Further, should violations include promotion of unapproved (off-label) uses of one or more of our products, we could face significant regulatory sanctions for unlawful promotion, as well as substantial penalties under applicable federal or state laws. Similar concerns could exist in jurisdictions outside of the U.S. as well. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. The precautions we take to detect and prevent misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material adverse effect on our business, prospects, results of operations and financial condition.

Federal, state and local employment-related laws and regulations could increase our cost of doing business and subject us to fines and lawsuits.

Our operations are subject to a variety of federal, state and local employment-related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, the Family Medical Leave Act, overtime pay, compensable time, recordkeeping and other working conditions, Title VII of the Civil Rights Act, the Employee Retirement Income Security Act, the Americans with Disabilities Act, the National Labor Relations Act, regulations of the Equal Employment Opportunity Commission, regulations of the Office of Civil Rights, regulations of the Department of Labor (DOL), regulations of state attorneys general, federal and state wage and hour laws, and a variety of similar laws enacted by the federal and state governments that govern these and other employment-related matters. As our employees are located in a number of states, compliance with these evolving federal, state and local laws and regulations could substantially increase our cost of doing business while failure to do so could subject us to fines and lawsuits.

Risks Related to our Intellectual Property and Technology

If we are unable to adequately protect and enforce our intellectual property and proprietary technology, obtain and maintain patent protection for our technology and products where appropriate or if the scope of the patent protection obtained is not sufficiently broad, or if we are unable to protect the confidentiality of our trade secrets and know-how, our competitors could develop and commercialize technology and products similar or identical to our products, and our ability to successfully commercialize our technology and products may be impaired.

Our commercial success will depend in part on our ability to obtain, maintain, protect and enforce our proprietary and intellectual property rights in the U.S. and other countries for our products and product candidates, and our core technologies, including EndeavorRx, preclinical and clinical assets, methods of use patents and related know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the U.S. and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. However, the patent process is expensive, time consuming and complex, and we may not be able to apply for patents on certain aspects of our technology and products in a timely fashion, at a reasonable cost, in all jurisdictions or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition. In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain, enforce and defend the patents, covering technology that we may exclusively license from third parties. Further, we can provide no assurance that any of our current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. In addition, we also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position that we seek to protect, in part, through confidentiality agreements with employees, consultants and others. We cannot assure you, however, that our proprietary information will not be shared or accessed without authorization, that our confidentiality agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors. Further, if any collaboration partner or licensor is unable to obtain or maintain patent or trade secret protection with respect to product candidates that we or they currently are or may in the future develop, or if the scope of the protection secured is not sufficiently broad, third parties could develop and commercialize products similar or identical to ours and our ability to commercialize any product candidates we may develop may be adversely affected. Our inability to maintain and protect our proprietary information and trade secrets could have a material adverse effect on our business, prospects, results of operations and financial conditions.

We may become involved in litigation to protect or enforce our patents and other intellectual property rights, which could be expensive, time consuming and unsuccessful. We may not be able to effectively prosecute and enforce our intellectual property rights throughout the world. Failure to protect or enforce intellectual property rights could have a material adverse effect on our business, prospects, results of operations and financial condition.

Competitors and other third parties may infringe, misappropriate or otherwise violate our patents and other intellectual property rights. To counter infringement or unauthorized use, we may be required to file infringement claims. A court may disagree with our allegations, however, and may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover it. Further, such third parties could counterclaim that we infringe their intellectual property or that a patent we have asserted against them is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims, post-grant review, and inter partes reviews challenging the validity, enforceability or scope of asserted patents are commonplace. In addition, third parties may initiate legal proceedings against us to assert such challenges to our intellectual property rights. The outcome of any such proceeding is generally unpredictable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Patents may be unenforceable if someone connected with prosecution of the patent withheld relevant information from the U.S. Patent and Trademark Office (the “USPTO”) or made a misleading statement during prosecution. It is possible that prior art of which we and the patent examiner were unaware during prosecution exists, which could render any patents that may issue invalid. Moreover, it is also possible that prior art may exist that we are aware of but do not believe is relevant to our future patents, should they issue, but that could nevertheless be determined to render our patents invalid.

An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. If a defendant were to prevail on a legal assertion of invalidity or unenforceability of our patents covering one of our products or product candidates, we would lose at least part, and perhaps all, of the patent protection covering such product, product candidate or technology. Competing products may also be sold in other countries in which our patent coverage might not exist or be as strong. Any litigation or other proceedings to enforce our intellectual property rights may fail and, even if successful, may result in substantial costs and distract our management and other personnel. Any of the foregoing could have a material adverse effect on our business, prospects, results of operations and financial condition.

Accusations of infringement of third-party intellectual property rights could have a material adverse effect on our business, prospects, results of operations and financial condition.

There has been substantial litigation in the healthcare industry regarding intellectual property rights, and we may be sued for infringement from time to time in the future. Also, in some instances, we have agreed to indemnify third parties for expenses and liability resulting from claimed intellectual property infringement. From time to time, we may receive requests for indemnification in connection with allegations of intellectual property infringement and we may choose, or be required, to assume the defense and/or reimburse third parties for their expenses, settlement and/or liability. We cannot assure you that we will be able to settle any future claims or, if we are able to settle any such claims, that the settlement will be on terms favorable to us. Our broad range of technology may increase the likelihood that third parties will claim that we infringe their intellectual property rights.

We may in the future receive notices of allegations of infringement, misappropriation or misuse of other parties’ proprietary rights. Furthermore, regardless of their merits, accusations and litigation of this nature may require significant time and expense to defend, may negatively affect customer relationships, may divert management’s attention away from other aspects of our operations and, upon resolution, could have a material adverse effect on our business, prospects, results of operations and financial condition.

Certain technology necessary for us to provide our solutions may, in fact, be patented by other parties either now or in the future. If such technology were validly patented by a third party, we may have to negotiate a license for the use of that technology. We may not be able to negotiate such a license at a price that is acceptable to us or at all. The existence of such a patent, or our inability to negotiate a license for any such technology on acceptable terms, could force us to cease using the technology and cease offering products incorporating the technology, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

If we, or any of our products or product candidates, were found to be infringing on the intellectual property rights of any third party, we could be subject to liability for such infringement, which could be material. We could also be prohibited from using or selling certain products or product candidates, prohibited from using certain processes, or required to redesign certain products or product candidates, each of which could have a material adverse effect on our business, prospects, results of operations and financial condition.

These and other outcomes may result in the loss of a substantial number of existing customers or prohibit the acquisition of new customers; cause us to pay license fees for intellectual property we are deemed to have infringed; cause us to incur costs and devote valuable technical resources to redesigning our products or product candidates; cause our cost of revenues to increase; cause us to accelerate expenditures to preserve existing revenues; materially and adversely affect our brand in the marketplace and cause a substantial loss of goodwill; cause us to change our business methods or products or product candidates; and require us to cease certain business operations or offering certain products or features.

If we fail to comply with obligations in the agreements under which we collaborate with or license intellectual property rights from third parties, or otherwise experience disruptions to our business relationships with collaborators or licensors, we could lose rights that are important to our business.

We license certain intellectual property that is important to our business, including from the University of California San Francisco, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. Some of our current license agreements impose various development, diligence, commercialization or sublicensing, and other obligations, including payments in connection with the achievement of specified milestones, on us in order to maintain the licenses. In spite of our efforts, a current or future licensor might conclude that we have materially breached our obligations under such license agreements and seek to terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patent rights licensed thereunder fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek marketing authorization of, and to market, products identical to ours and we may be required to cease our development and commercialization of certain of our product candidates. Any of the foregoing could have a material adverse effect on our business, prospects, results of operations and financial condition.

Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:

•
the scope of rights granted under the license agreement and other interpretation-related issues;
•
the extent to which our technology and processing infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•
the sublicensing of patent and other rights under our collaborative development relationships;
•
our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•
the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•
the priority of invention of patented technology.

The agreements under which we may license intellectual property or technology from third parties may be complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, prospects, results of operations and financial condition. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

Confidentiality and intellectual property assignment agreements that we have with our employees and other parties may not adequately prevent disclosure of trade secrets and other proprietary information.

We depend heavily upon confidentiality agreements with our officers, employees, consultants and subcontractors to maintain the proprietary nature of our technology. These measures may not afford us complete or even sufficient protection, and may not afford an adequate remedy in the event of an unauthorized disclosure of confidential information. If we fail to protect and/or maintain our intellectual property, third parties may be able to compete more effectively against us, we may lose our technological or competitive advantage, and/or we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property. In addition, others may independently develop technology similar to ours, otherwise avoiding the confidentiality agreements, or produce patents that would materially and adversely affect our business, prospects, financial condition and results of operations. A third party may also attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent which could have a material adverse effect on our business, prospects, results of operations and financial condition.

Some of our solutions utilize third-party open-source data and software, and any failure to comply with the terms of one or more of these open-source software licenses could have a material adverse effect on our business, prospects, results of operations and financial condition, subject us to litigation, or create potential liability.

Our solutions include software and data licensed from third parties under any one or more open source licenses, and we expect to continue to incorporate open source software in our solutions in the future. Moreover, we cannot ensure that we have effectively monitored our use of open source software, or validated the quality or source of such software, or that we are in compliance with the terms of the applicable open source licenses or our current policies and procedures. There have been claims against companies that use open source software in their products and services asserting that the use of such open source software infringes the claimants’ intellectual property rights. As a result, we could be subject to suits by third parties claiming that what we believe to be licensed open source software infringes such third parties’ intellectual property rights. Additionally, if an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages and required to comply with onerous conditions or restrictions on these solutions, which could disrupt the distribution and sale of these solutions. Litigation could be costly for us to defend, have a material adverse effect on our business, prospects, results of operations and financial condition, or require us to devote additional research and development resources to change our solutions. Furthermore, these third-party open source providers could experience service outages, data loss, privacy breaches, cyber-attacks, and other events relating to the applications and services they provide that could diminish the utility of these services and which could harm our business as a result.

Use of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code, including with respect to security vulnerabilities where open source software may be more susceptible. In addition, certain open source licenses require that source code for software programs that interact with such open source software be made available to the public at no cost and that any modifications or derivative works to such open source software continue to be licensed under the same terms as the open source software license. The terms of various open source licenses to which we are subject have not been interpreted by courts in the relevant jurisdictions, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our software and data. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our solutions, or otherwise be limited in the licensing of our solutions, each of which could reduce or eliminate the value of our solutions. Disclosing our proprietary source code could allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of sales. Furthermore, any such re-engineering or other remedial efforts could require significant additional research and development resources, and we may not be able to successfully complete any such re-engineering or other remedial efforts. Any of these events could create liability for us and damage our reputation, which could have a material adverse effect on our business, prospects, results of operations, financial condition and the market price of our shares.

Changes to the patent law in the U.S. and other jurisdictions could diminish the value of patents in general and may impact the validity, scope or enforceability of our patent rights, thereby impairing our ability to protect our products or product candidates.

As is the case with other digital therapeutic companies, our success is dependent on intellectual property, particularly patents and trade secrets. Obtaining and enforcing patents in the digital therapeutic industry involve both technological and legal complexity and are therefore costly, time consuming, and inherently uncertain. Our patent rights, their associated costs, and the enforcement or defense of such patent rights may be affected by developments or uncertainty in the patent statute, patent case law or USPTO rules and regulations. Changes in either the patent laws or interpretation of the patent laws could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of our issued patents.

For example, in March 2013, under the Leahy-Smith America Invents Act (the “America Invents Act”), the U.S. transitioned from a “first to invent” to a “first-to-file” patent system. Under a “first-to-file” system, assuming that other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on an invention regardless of whether another inventor had made the invention earlier. A third party that files a patent application in the USPTO after March 2013, but before us, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either file any patent application related to our technology or product candidates or invent any of the inventions claimed in our or our licensor’s patents or patent applications. The America Invents Act also includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted, allowing third party submission of prior art and establishing a new post-grant review system including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. The effects of these changes are currently unclear as the USPTO continues to promulgate new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the “first-to-file” provisions, only became effective in March 2013. In addition, the courts have yet to address many of these provisions and the applicability of the act and new regulations on the specific patents discussed in this filing have not been determined and would need to be reviewed. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Additionally, there have been recent proposals for additional changes to the patent laws of the U.S. and other countries that, if adopted, could impact our ability to obtain patent protection for our proprietary technology or our ability to enforce rights in our proprietary technology. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce any patents that we may obtain in the future.

In addition, it is uncertain whether the World Trade Organization (the “WTO”) will waive certain intellectual property protections now or in the future on certain technologies. It is unknown if such a waiver would be limited to patents, or would include other forms of intellectual property including trade secrets and confidential know-how. We cannot be certain that any of our current or future product candidates or technologies would not be subject to an intellectual property waiver by the WTO. We also cannot be certain that any of our current or future intellectual property rights, whether patents, trade secrets, or confidential know-how would be eliminated, narrowed, or weakened by such a waiver. Given the uncertain future actions by the WTO and other countries and jurisdictions around the world, including the U.S., it is unpredictable how our current or future intellectual property rights or how our current or future business would be impacted.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential collaborators or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and trade names by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, trade secrets, know-how, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could have a material adverse effect on our business, prospects, results of operations and financial condition.

We in-license patents and content from third parties to develop our products and product candidates. If we fail to obtain or maintain such licenses, or have a dispute with a third-party licensor, it could materially and adversely affect our ability to commercialize the product or product candidates affected by the dispute.

Licensing intellectual property involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

•
the scope of rights granted under the license agreement and other interpretation-related issues;
•
amount of royalty payments under the license agreement;
•
whether and to what extent our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•
our right to sublicense patent and other rights to collaborators and other third parties;
•
our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our products, and what activities satisfy those diligence obligations; and
•
the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our collaborators.

We use the patented or proprietary technology of third parties to commercialize our products, If we are not able to maintain such licenses, or fail to obtain any future necessary licenses on commercially reasonable terms or with sufficient breadth to cover the intended use of third-party intellectual property, our business could be materially harmed.

If disputes over licensed intellectual property prevent or impair our ability to maintain the licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product, or the dispute may have an adverse effect on our results of operation.

Risks Related to our Financial Reporting and Position

We will need substantial additional funding, and if we are unable to raise capital when needed or on terms favorable to us, our business, financial condition and results of operations could be materially and adversely affected.

We have consumed substantial amounts of capital to date, and we expect to incur net losses over the next several years as we continue to develop our business, direct market our products and make investments in our human capital in order to scale up our business. We expect to continue to spend substantial amounts to continue the development of our pipeline of product candidates, to complete our currently planned clinical trials and future clinical trials, to achieve and maintain market acceptance by physicians and patients, expand our marketing channels and operations, grow and enhance our platform offering of products, and make the necessary investments in human capital to scale our business. Other unanticipated costs may arise in the course of our development efforts. If we are able to gain marketing authorization for additional product candidates, we will require significant additional amounts of funding in order to launch and commercialize such additional product candidates. We cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop and may need substantial additional funding to complete the development and commercialization of our existing and any future product candidates. Our future need for additional funding depends on many factors, including:

•
the scope, progress, results and costs of researching and developing our current product candidates, as well as other additional product candidates we may develop and pursue in the future;
•
the timing of, and the costs involved in, obtaining marketing authorization for our product candidates and any other additional product candidates we may develop and pursue in the future;
•
the number of future product candidates that we may pursue and their development requirements;
•
the costs of commercialization activities for EndeavorRx and for our product candidates, including the costs and timing of establishing product sales, marketing, and distribution capabilities;
•
revenue received from commercial sales of EndeavorRx and, subject to receipt of authorization, revenue, if any, received from commercial sales of our product candidates;
•
the extent to which we in-license or acquire rights to other products, product candidates or technologies;
•
our investment in our human capital required to grow the business and the associated costs as we expand our research and development and continue to establish and built out a commercial infrastructure;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property-related claims; and
•
the costs of operating a public company.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, reduce or terminate our product development programs or plans for commercialization. Further, if we raise additional capital in the form of capital stock (or securities exchangeable therefore), such issuances could dilute the interests of our stockholders.

We do not currently have any commitments for future funding. We believe that we will be able to fund our operating expenses and capital expenditure requirements until mid-2024. Our estimates may prove to be wrong, and we could use our available capital resources sooner than expected. Further, changing circumstances, some of which are beyond our control, could cause us to consume capital significantly faster than anticipated, and we may need to seek additional funds sooner than planned. If adequate funds are not available on acceptable terms, we may not be able to successfully execute our business plan or continue our business.

The amount of our future losses is uncertain and our quarterly and annual operating results may fluctuate significantly or fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.

Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

•
the timing and success or failure of clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners or as a result of COVID-19;
•
our ability to successfully recruit and retain subjects for clinical trials, and any delays caused by difficulties in such efforts, including as a result of COVID-19;
•
our ability to obtain marketing authorization for our product candidates and the timing and scope of any such marketing authorizations we may receive;
•
the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;
•
our ability to attract, hire and retain qualified personnel;
•
expenditures that we will or may incur to develop additional product candidates;
•
the level of demand for EndeavorRx and our other product candidates should such product candidates receive marketing authorizations, which may vary significantly;
•
the risk/benefit profile, cost and reimbursement policies with respect to EndeavorRx and our other product candidates, if granted marketing authorization, and existing and potential future therapeutics that compete with our product candidates;
•
the changing and volatile U.S. and global economic environments including global inflationary pressures; and
•
future accounting pronouncements or changes in our accounting policies.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our operating results or revenue fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, investors may lose confidence in the accuracy of our financial reports, which would harm our business and the trading price of our common stock. Our management is required to evaluate the effectiveness of our internal control over financial reporting.

As a public reporting company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations established by the SEC and Nasdaq. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel, including senior management. In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Management’s initial certification under Section 404 of the Sarbanes-Oxley Act will be required with our annual report on Form 10-K for the year ending December 31, 2022.

In support of such certifications, we are required to document and make significant changes and enhancements, including potentially hiring additional personnel, to our internal control over financial reporting. Likewise, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report is required to be filed with the SEC following the date we are no longer an emerging growth company.

To achieve compliance with Section 404 within the prescribed period, we need to continue to dedicate internal resources, including hiring additional financial and accounting personnel and potentially engaging outside consultants. During our evaluation of our internal control, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.

We rely on assumptions, estimates, internally developed software and data from third parties to deliver timely and accurate information in order to accurately report our financial results in the timeframe and manner required by law.

Certain of our performance indicators and other business metrics are calculated using third-party applications or internal company data that have not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring such information. In addition, our measurement of certain metrics may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology and as a result our results may not be comparable to our competitors.

We could be subject to additional tax liabilities and our ability to use our net operating loss carryforwards and other tax attributes may be limited.

We have incurred net operating losses (“NOLs”) since our inception and may never achieve or sustain profitability. Generally, for U.S. federal income tax purposes, NOLs incurred will carry forward. However, NOL carryforwards generated prior to January 1, 2018, are subject to expiration for U.S. federal income tax purposes. As of December 31, 2021, we had federal NOL carryforwards of approximately $161.4 million, of which $31.2 million will begin to expire in 2031. As of December 31, 2021, we had state NOL carryforwards of approximately $66.9 million which will begin to expire in 2031. As of December 31 2021, we also had federal research and development tax credits of $4.4 million, which may be available to offset future income tax liabilities. The federal research and development tax credit carryforwards would begin to expire in 2039. As of December 31, 2021, we also had state research and development tax credits of $1.9 million, which may be available to offset future income tax liabilities. Certain state research and development tax credit carryforwards would begin to expire in 2033.

In general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in our equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-ownership change NOLs, carryforwards and other pre-ownership change tax attributes, such as research tax credits, to offset its post-ownership change income or taxes may be limited. Similar provisions of state tax law may also apply to limit the use of our state NOL carryforwards and other state tax attributes. We have not performed an analysis to determine whether our past issuances of stock and other changes in our stock ownership may have resulted in one or more ownership changes. In addition, future changes in our stock ownership, which may be outside of our control, may materially limit our ability to utilize our NOL carryforwards and other tax attributes. As a result, even if we earn net taxable income in the future, we may be unable to use a material portion of our NOL carryforwards and other tax attributes, which could materially and adversely affect our future cash flows. There is also a risk that regulatory changes, such as suspensions on the use of NOL or other unforeseen reasons, may result in our existing NOL carryforwards expiring or otherwise becoming unavailable to offset future taxable income. For these reasons, we may not be able to utilize a material portion of our NOL carryforwards and other tax attributes, even if we attain profitability. A temporary suspension of the use of certain net operating losses and tax credits has been enacted in California, and other states may enact suspensions as well. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could have a material adverse effect on our business, prospects, results of operations and financial condition.

Risks Related to the Business Combination

We incurred significant transaction and transition costs in connection with the Business Combination.

We incurred and expect to incur significant, nonrecurring costs in connection with the consummation of the Business Combination and operating as a public company following the consummation of the Business Combination. We may also incur additional costs to retain key employees. Certain transaction expenses incurred in connection with the Merger Agreement (including the Business Combination), including all legal, accounting, consulting, investment banking and other fees, expenses and costs, were paid out of the proceeds of the Business Combination or will be paid out by us following the Closing.

As a former shell company, we face certain disadvantages relative to companies that pursued a traditional initial public offering.

SCS was a special purpose acquisition company, a form of shell company under the rules of the SEC. Shell companies are more highly regulated than non-shell operating companies and face significant additional restrictions on their activities under federal securities laws. As a result of the Business Combination, we ceased to be a shell company. However, companies that were formerly shell companies continue to face disadvantages under SEC rules, including (a) the inability to use Form S-3 until at least one year after the filing of information equivalent to that required by Form 10 after ceasing to be a shell company, (b) the inability to qualify as a “well-known seasoned issuer” and file automatically effective registration statements for three years after ceasing to be a shell company, (c) the inability to “incorporate by reference” information in certain registration statements filed under the Securities Act for a period of three years after ceasing to be a shell company, (d) the inability to use most free writing prospectuses until at least three years after a qualifying business combination, (e) the inability to use Form S-8 to register shares issuable in connection with certain compensatory plans and arrangements until 60 days after the filing of information equivalent to that required by Form 10, (f) the inability of stockholders to rely on Rule 144 for resales of securities until at least one year after the filing of information equivalent to that required by Form 10 and the provision of current public information, and (g) exclusion from certain safe harbors for offering-related communications under the Securities Act for three years after ceasing to be a shell company, including for research reports and certain communications in connection with business combinations. We expect that these disadvantages will make it more challenging and expensive, and create greater risks and delays, for both us and our stockholders to offer securities. These challenges may make our securities less attractive than those of companies that are not former shell companies and may raise our relative cost of capital.

As a result of the consummation of the Business Combination, we may be exposed to unknown or contingent liabilities and may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

We cannot assure you that the due diligence conducted in relation to the Business Combination has identified all material issues or risks associated with the Business Combination. Furthermore, we cannot assure you that factors outside of our control will not later arise. As a result of these factors, we may be exposed to liabilities and incur additional costs and expenses and we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses.

Even if our due diligence has identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. If any of these risks materialize, this could have a material adverse effect on our financial condition and results of operations and could contribute to negative market perceptions about our securities.

Accordingly, any shareholders of SCS who choose to remain our stockholders following the Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our directors or officers of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the registration statement or proxy statement/prospectus relating to the Business Combination contained an actionable material misstatement or material omission.

Certain members of our board of directors, management team and affiliated companies have been, and may from time to time be, associated with negative media coverage or public actions or become involved in legal proceedings or governmental investigations unrelated to our business.

Members of our board of directors and management team have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result of such involvement, certain members of our management team and affiliated companies have also been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business, and may be exposed to reputational risks resulting from other events such as allegations of misconduct or other negative publicity or press speculation. For example, in February 2021, Clover Health, which merged with Social Capital Hedosophia Holdings Corp. III, IPOC, received a letter from the SEC indicating that it is conducting an investigation and requesting document and data preservation from January 1, 2020 relating to certain matters that were referenced in an article by Hindenburg Research, and certain shareholders of Clover Health have also brought civil suits against Mr. Palihapitiya in his capacity as Chairman and Chief Executive Officer of IPOC for alleged breaches of fiduciary duty, unjust enrichment, corporate waste and violations of federal securities laws, in connection with IPOC’s business combination with Clover Health. Any such media coverage, public action, legal proceedings or investigations may be detrimental to our reputation, and may have an adverse effect on the price of our securities or on our business, financial condition, results of operations and prospects.

The historical financial results of Akili and unaudited pro forma financial information included elsewhere in this Quarterly Report and in our final prospectus on Form S-1 dated October 17, 2022, may not be indicative of what our actual financial position or results of operations would have been or will be in future periods.

The historical financial results included in this Quarterly Report are not indicative of the financial condition, results of operations or cash flows that we may achieve in the future. This is primarily the result of the following factors: (i) we will continue to incur additional ongoing costs as a result of the Business Combination, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act; and (ii) our capital structure is different from that reflected in Akili’s historical financial statements. Our financial condition and future results of operations could be materially different from amounts reflected in the historical financial statements included elsewhere in this Quarterly Report, so it may be difficult for investors to compare our future results to historical results or to evaluate its relative performance or trends in its business.

Similarly, the historical unaudited pro forma financial information in our final prospectus on Form S-1 dated October 17, 2022 is presented for illustrative purposes only and was prepared based on a number of assumptions including, but not limited to, SCS being treated as the “acquired” company for financial reporting purposes in the Business Combination, the total debt obligations and the cash and cash equivalents of Akili on the Closing Date and the number of SCS Class A ordinary shares that were redeemed in connection with the Business Combination. Accordingly, such pro forma financial information may not be indicative of our future operating or financial performance and our actual financial condition and results of operations may vary materially from our pro forma results of operations and balance sheet contained elsewhere in this Quarterly Report and our final prospectus on Form S-1 dated October 17, 2022, including as a result of such assumptions not being accurate.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. We may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations. In addition, those laws and regulations and their interpretation and application may change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business and results of operations.

Risks Related to the Consummation of the Domestication

Delaware law contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

The Delaware General Corporation Law (the “DGCL”) contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, and therefore depress the trading price of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. These provisions could delay or prevent hostile takeovers and changes in control or changes in our board of directors or management.

The provisions of the Bylaws requiring exclusive forum in the Court of Chancery of the State of Delaware and the federal district courts of the U.S. for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

The Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that such court does not have, or declines to accept, jurisdiction, another state court located within the State of Delaware) will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim for or based on a breach of a fiduciary duty owed by any current or former director, officer or other employee of us to us or our stockholders including a claim alleging the aiding and abetting of such a breach of fiduciary duty, (iii) any action asserting a claim against us or any current or former director, officer or other employee of us arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws (as may be amended from time to time) (including the interpretation, validity or enforceability thereof), (iv) any action asserting a claim related to or involving us that is governed by the internal affairs doctrine, or (v) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL (the “Delaware Forum Provision”). The Delaware Forum Provision, however, does not apply to any causes of actions arising under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or to any claim for which the federal courts have exclusive jurisdiction. The Bylaws also provide that, unless we consent in writing to the selection of an alternate forum, the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, and the rules and regulations promulgated thereunder, will be the federal district courts of the U.S. (the “Federal Forum Provision”). Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. The Delaware Forum Provision and the Federal Forum Provision will not relieve our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

These provisions may have the effect of discouraging lawsuits against the directors and officers of us. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation or bylaws has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in the Bylaws to be inapplicable or unenforceable in such action.

Risks Related to our Common Stock

The market price of our common stock could be volatile, and you could lose all or part of your investment.

The price of our common stock, may fluctuate due to a variety of factors, including, without limitation:

•
changes in the industries in which we and our customers operate;
•
developments involving our competitors;
•
developments involving our collaborators or other third parties with which we do business;
•
changes in laws and regulations affecting our business;
•
variations in our operating performance and the performance of our competitors in general;
•
actual or anticipated fluctuations in our quarterly or annual operating results;
•
publication of research reports by securities analysts about our or our competitors or our industry;
•
the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•
actions by stockholders, including the sale by the third-party PIPE Investors of any of their shares of our common stock;
•
additions and departures of key personnel;
•
commencement of, or involvement in, litigation involving us;
•
changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•
the volume of shares of our common stock available for public sale; and

•
general economic and political conditions, such as the effects of the ongoing COVID-19 pandemic, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.

These market and industry factors may materially reduce the market price of our common stock regardless of our operating performance and you could lose all or part of your investment.

We do not intend to pay dividends on our common stock.

We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our board of directors deems relevant.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If few analysts cover us, demand for our common stock could decrease and our common stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly.

In recent months, there has been a drop in the market values of growth-oriented companies. Accordingly, securities of growth companies such as us may be more volatile than other securities and may involve special risks.

In recent months, there has been a drop in the market values of growth-oriented companies like us, likely due to, among other factors, inflationary pressures, increases in interest rates and other adverse economic and market events. As a result, shares of our common stock are subject to potential downward pressures.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The information required has been previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2022.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1+

Agreement and Plan of Merger, dated as of January 26, 2022, by and among the Registrant, Karibu Merger Sub, Inc., and Akili Interactive Labs, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 filed on February 14, 2022).

3.1	Certificate of Incorporation of Akili, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 23, 2022).
3.2	By-Laws of Akili, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 23, 2022).
4.1	Specimen Common Stock Certificate of Akili, Inc. (incorporated by reference to Exhibit 4.2 to Akili, Inc.’s Amendment No. 3 to the Registration Statement on Form S-4 filed on June 10, 2022).
10.1

Amended and Restated Registration Rights Agreement, dated as of August 19, 2022, by and among Akili, Inc., SCS Sponsor I LLC, certain stockholders of Akili Interactive Labs, Inc., as set forth on Schedule 1 thereto and the other parties thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on August 23, 2022).

10.2	Form of Indemnification Agreement for Executive Officer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 23, 2022).
10.3	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 23, 2022).
10.4†

Option and Collaboration Agreement, dated as of December 19, 2018, by and between Shionogi & Co., Ltd. and Akili Interactive Labs, Inc., as amended by Amendment No. 1 dated as of January 1, 2020, Amendment No. 2 dated as of May 1, 2020 and Amendment No. 3 dated as of November 15, 2021 (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-4 filed on April 4, 2022).

10.5†

Amended and Restated Loan and Security Agreement, dated as of May 25, 2021, by and among Silicon Valley Bank, SVB Innovation Credit Fund VIII, L.P. and Akili Interactive Labs, Inc. (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Registration Statement on Form S-4 filed on May 12, 2022).

10.6	Akili, Inc. 2022 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 23, 2022).
10.7

Form of Incentive Stock Option Agreement under the Akili, Inc. 2022 Stock Option and Incentive Plan (incorporated by reference to Exhibits 99.4 to the Registrant’s Registration Statement on Form S-8 filed on October 27, 2022).

10.8

Form of Restricted Stock Award Agreement under the Akili, Inc. 2022 Stock Option and Incentive Plan (incorporated by reference to Exhibits 99.5 to the Registrant’s Registration Statement on Form S-8 filed on October 27, 2022).

10.9

Form of Restricted Stock Unit Award Agreement for Company Employees under the Akili, Inc. 2022 Stock Option and Incentive Plan (incorporated by reference to Exhibits 99.6 to the Registrant’s Registration Statement on Form S-8 filed on October 27, 2022).

10.10

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Akili, Inc. 2022 Stock Option and Incentive Plan (incorporated by reference to Exhibits 99.7 to the Registrant’s Registration Statement on Form S-8 filed on October 27, 2022).

10.11

Form of Non-Qualified Stock Option Agreement for Company Employees under the Akili, Inc. 2022 Stock Option and Incentive Plan (incorporated by reference to Exhibits 99.8 to the Registrant’s Registration Statement on Form S-8 filed on October 27, 2022).

10.12

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Akili, Inc. 2022 Stock Option and Incentive Plan (incorporated by reference to Exhibits 99.9 to the Registrant’s Registration Statement on Form S-8 filed on October 27, 2022).

10.13

Form of Restricted Stock Unit Award Agreement for Company Employees under the Akili, Inc. 2022 Stock Option and Incentive Plan (Earnout RSUs) (incorporated by reference to Exhibits 99.10 to the Registrant’s Registration Statement on Form S-8 filed on October 27, 2022).

10.14	Akili, Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 23, 2022).
10.15	Akili, Inc. Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 27, 2022).
10.16*	Akili, Inc. Senior Executive Cash Incentive Bonus Plan.
10.17*	Akili, Inc. Non-Employee Director Compensation Policy.

10.18†

Lease, dated as of August 30, 2017 by and between Paul Ferazzi, as Trustee of 125 Broad Street Realty Trust and Akili Interactive Labs, Inc., as amended by the Amendment to Lease, dated as of September 9, 2018, between Akili Interactive Labs, Inc. and Broad 125 Realty Partners, LLC and the Second Amendment to Lease, dated as of August 23, 2021, by and between Akili Interactive Labs, Inc. and Broad 125 Realty Partners, LLC (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Registration Statement on Form S-4 filed on April 4, 2022).

10.19*	Third Amendment to Lease, dated as of September 7, 2022, by and between Broad 125 Realty Partners, LLC and Akili Interactive Labs, Inc.
10.20†

License, Development and Commercialization Agreement, dated as of August 16, 2021, by and between Akili Interactive Labs, Inc. and TALi Digital Limited (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Registration Statement on Form S-4 filed on April 4, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

+ Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

† Portions of this exhibit (indicated by asterisks) have been omitted in accordance with Item 601(b)(10) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akili, Inc.

Date: November 14, 2022	By:	/s/ W. Edward Martucci II, Ph.D.
	Name:	W. Edward Martucci II, Ph.D.
	Title:	Chief Executive Officer
(Principal Executive Officer)

Akili, Inc.

Date: November 14, 2022	By:	/s/ Santosh Shanbhag
	Name:	Santosh Shanbhag
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)