Form 10-K
period 2022-12-31
Akili, Inc.
filed 2023-03-09
CIK 1850266

pic

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

Commission File Number 001-40558

Akili, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	98-1586159
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
125 Broad Street, Fifth Floor Boston, Massachusetts	02110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 931-6236

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	AKLI	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on Nasdaq Capital Market on June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter), was $247,250,000.

The number of shares of Registrant’s Common Stock outstanding as of March 3, 2023 was 78,101,085.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for our future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements in this Annual Report and in any document incorporated by reference in this Annual Report may include, for example, statements about:

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
•
our ability to obtain or maintain adequate insurance coverage and reimbursement for EndeavorRx and any other future products;
•
our ability to accurately forecast demand for EndeavorRx and any other future products;
•
our ability to maintain access for EndeavorRx and any other future products via the Apple Store and the Google Play Store;
•
the effect of uncertainties related to the ongoing COVID-19 pandemic;
•
our ability to maintain or obtain patent protection and/or the patent rights relating to EndeavorRx and to our product candidates and our ability to prevent third parties from competing against us;
•
our ability to successfully commercialize EndeavorRx and any other future products;
•
our ability to obtain and maintain regulatory marketing authorization for EndeavorRx and regulatory clearance, authorization or approval for our other product candidates, in the U.S. and in foreign markets, and any related restrictions or limitations of an approved product candidate;
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
•
the outcome of any legal or governmental proceedings that may be instituted against us; and
•
other factors detailed under the section titled “Risk Factors” in Part I, Item 1A of this Annual Report.

These forward-looking statements are based on information available as of the date of this Annual Report and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

RISK FACTORS SUMMARY

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors”, which illuminate challenges that we face in connection with the successful implementation of our strategy and the growth of our business. The following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of shares of our securities and result in a loss of all or a portion of your investment:

•
We have a history of significant losses, anticipate that expenses may increase in the future, and may not be able to achieve or maintain profitability.
•
The failure of our prescription digital therapeutics to achieve and maintain market acceptance and adoption by patients and physicians could have a material adverse effect on our business, prospects, results of operations and financial condition.
•
There is no assurance that we will obtain or maintain adequate coverage and reimbursement for EndeavorRx or for any of our product candidates, if granted marketing authorization, or that healthcare insurers will agree to reimburse purchases of our products in the future. Lack of reimbursement or any delay, reduction or elimination of these payments could have a material adverse effect on our business, prospects, results of operations and financial condition.
•
The market for prescription digital therapeutics is new, rapidly evolving, and increasingly competitive, the healthcare industry in the U.S. is undergoing significant structural change, and the demand for prescription digital therapeutics in the U.S. and in markets outside of the U.S. is uncertain, which makes it difficult to forecast demand for our products. As a result, all prospective financial information included herein are subject to change.
•
The market opportunities and revenue potential of EndeavorRx and any potential expanded market for EndeavorRx across additional age ranges in ADHD have not been established with precision. We have estimated the sizes and revenue potential of the market opportunities for our cleared product and product candidates, and these market opportunities may be smaller than we estimate.
•
Our development programs represent novel and innovative potential therapeutic areas, and negative perception of any product or product candidate that we develop could adversely affect our ability to conduct our business, obtain marketing authorizations or identify alternate regulatory pathways to market for such product candidate.
•
Clinical trials conducted by us or by third parties of any of our products or product candidates may fail to produce results necessary to support marketing authorization.
•
We face competition, and new products may emerge that provide different or better alternatives for treatment of the conditions that EndeavorRx or our future products, if granted marketing authorization, are authorized to treat.
•
If we fail to maintain clearance, de novo classification or approval to market our product candidates, including AKL-T01 for expanded indications, or if we are delayed in obtaining such marketing authorizations, our business, prospects, results of operations and financial condition could be materially and adversely affected.
•
EndeavorRx is made available via the Apple App Store® and on Google PlayTM, and supported by third-party infrastructure. If our ability to access these markets or access necessary third-party infrastructure was stopped or otherwise restricted or limited, it could have a material adverse effect on our business, prospects, results of operations and financial condition.

•
If we are not able to develop and release new products, or successful enhancements, new features, and modifications to EndeavorRx or any future products, our business, prospects, results of operations and financial condition could be materially and adversely affected.
•
We currently rely on a single third party digital pharmacy for the fulfillment of prescriptions. This reliance on a single third party increases the risk that we could have a disruption in the fulfillment of prescriptions, which could have a material and adverse effect on our reputation, business, results of operations and financial condition.
•
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
•
If we fail to comply with obligations in the agreements under which we collaborate with or license intellectual property rights from third parties, or otherwise experience disruptions to our business relationships with collaborators or licensors, we could lose rights that are important to our business.
•
We will need substantial additional funding, and if we are unable to raise capital when needed or on terms favorable to us, our business, financial condition and results of operations could be materially and adversely affected.
•
The amount of our future losses is uncertain and our quarterly and annual operating results may fluctuate significantly or fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.

PART I

Item 1. Business.

Unless the context otherwise requires, all references in this section to the “company”, “we”, “us”, or “our” refer to the business of Akili, Inc. and its subsidiaries and, prior to the consummation of the Business Combination, the business of Akili Interactive Labs, Inc. and its subsidiaries.

Overview

We are a leading digital medicine company, pioneering the development of cognitive treatments through game-changing technologies. Our approach of developing and commercializing technologies designed to directly target the physiology of the brain has established a new category of medicine—medicine that is validated through clinical trials like a drug or medical device, but experienced like entertainment.

Impairments in cognition are associated with many different chronic diseases and acute illnesses, impacting approximately 85 million people in the U.S. These impairments include, but are not limited to attention-deficit/ hyperactivity disorder (“ADHD”), autism spectrum disorder (“ASD”), multiple sclerosis (“MS”), major depressive disorder (“MDD”), post-traumatic stress disorder (“PTSD”), cognitive impairments in COVID-19 survivors (“COVID fog”), traumatic brain injury (“TBI”), cancer-related cognitive impairment (“CRCI”) and Alzheimer’s Disease, among others. Global recognition of cognitive function by physicians and patients is at an all-time high, yet many current treatment approaches are inadequate, as they are either unable to effectively target the brain to address underlying impairments or lack clinical validation. Existing clinically-validated treatments for these indications are largely comprised of drugs, many of which have side effects that are intolerable or worrisome to patients and families. For example, the safety profile of ADHD drugs and lack of options to specifically address inattention creates a very high unmet need. Current ADHD treatment approaches are limited to traditional medications, lack precision, largely only treat symptoms, and are often accompanied by side effects that may include growth suppression, appetite suppression, weight issues, sleep issues and abdominal pain.

Our vision is to change this treatment paradigm with our development of the first digital prescription treatment to improve cognition across diseases, developed through a unique collaboration of cognitive neuroscientists and entertainment and technology designers.

Until now, digital therapeutics have consisted of tools and technology used to deliver existing medical processes, such as cognitive behavioral therapy, through accessible and easy-to-use mobile applications. Our platform represents a fundamental paradigm shift where technology is the medicine itself, designed to target neural networks critical to cognitive function. We aim to evolve the field of digital health applications into clinically-validated treatments for cognitive functions that are designed to be indistinguishable from high-end entertainment experiences.

With this approach, we introduced EndeavorRx, the first prescription video game treatment (and first digital treatment for a cognitive impairment) reviewed and granted marketing authorization by the U.S. Food and Drug Administration (the “FDA”) in June 2020, as a Class II medical device through the FDA’s de novo process that reviews both safety and efficacy. EndeavorRx is indicated for use to improve attention function for children ages 8-12 years old with primarily inattentive or combined-type ADHD, who have a demonstrated attention issue. In June 2020, EndeavorRx also received Conformité Européenne (“CE”) Mark certification as a prescription-only digital therapeutic software intended for the treatment of attention and inhibitory control deficits in pediatric patients with ADHD, enabling EndeavorRx to be marketed in European Economic Area (“EEA”) member countries. EndeavorRx should be considered for use as part of a therapeutic program that may include clinician-directed therapy, medication and/or educational programs, which further address symptoms of the disorder. It is not intended to be used as a stand-alone therapeutic and is not a substitution for a child’s medication.

We built EndeavorRx using our most advanced therapeutic engine, our selective stimulus management engine (“SSME”) mechanism of action. SSME has been evaluated in clinical trials in adolescent and adult ADHD populations. In January 2023, we announced top-line results from STARS-ADHD-Adolescents, our pivotal trial of AKL-T01 (marketed and branded as EndeavorRx in the U.S.) in adolescents ages 13-17 with ADHD. The STARS-ADHD-Adolescents trial enrolled 162 patients, and we plan to present full data from this study at a future medical meeting. We also plan to use the STARS-ADHD-Adolescents study data in our regulatory submission to FDA in 2023 to seek an expanded label for EndeavorRx. Based on the strong clinical data from the STARS-ADHD-Adolescents study and our desire to preserve capital, in January 2023 we also disclosed that we had discontinued recruitment of STARS-ADHD-Adults, the pivotal trial of AKL-T01 in adults with ADHD in order to analyze the trial data. The STARS-ADHD-Adults trial enrolled 223 patients, and data analysis for that adult study is ongoing.

Within ADHD, there is a large and growing opportunity for innovative non-drug treatments. Current ADHD treatment options represent a $10 billion market with over 70 million prescriptions written every year for drugs in the U.S. According to the U.S. Centers for Disease Control and Prevention, nearly half the pediatric ADHD population uses behavioral therapy as well. However, the current standard of care for ADHD has been unchanged for several decades, despite continued negative outcomes across a range of functional domains (e.g., home, school, work, health) and poor long-term prognosis for patients with ADHD. For example, patients with ADHD continue to be at increased risk for lower educational achievement, poorer vocational advancement, and a range of adverse health outcomes including early mortality compared to non-diagnosed individuals. The total ADHD population in the U.S. is 10.8 million and our initial target population includes those with inattentive or combined type ADHD, or 8.1 million of the total U.S. ADHD population. EndeavorRx is currently cleared in the U.S. to treat patients in the 8-12 age group, which represent approximately 22% (1.8 million) of our target 8.1 million ADHD population.

In the third quarter of 2022, we executed the first phase of our commercial launch of EndeavorRx using a commercial model we purpose-built for digital therapeutics, deploying the first wave of our go-to-market field sales force in 13 priority territories (and one inside sales representative covering inbound inquiries from unoccupied territories) across the United States, with a focus on integrated behavioral health centers and pediatric providers. As of the end of 2022, growth in sales-occupied territories has outperformed unoccupied geographies in overall prescription growth, overall number of active prescribers and the number of prescriptions per prescriber. Based on these early results, we are expanding our sales force and expect to be in approximately 15 additional U.S. territories by the end of the first quarter of 2023.

Within this market we face competition from a range of companies. Our competitors include both enterprise companies who are focused on or may enter the healthcare industry, including initiatives and partnerships launched by these large companies, and from private companies that offer solutions for specific chronic conditions. We compete with companies that are developing treatments for cognitive impairment associated with ADHD and other diseases and disorders resulting in cognitive impairment. In the digital health space, we compete with companies that have created non-regulated products to treat cognitive impairment.

In January 2023, we restructured our business to preserve capital and focus primarily on commercializing EndeavorRx in ADHD and seeking a label expansion for EndeavorRx in ADHD patients. This resulted in the reprioritization of our pipeline of preclinical and clinical development programs and a reduction of our workforce by approximately 30% across different areas and functions. In addition to our ADHD label expansion programs, our current pipeline of preclinical and clinical development programs includes previously launched investigator initiated and collaborative studies, including our two studies of EndeavorRx to treat cognitive impairments in patients following COVID infection, a collaborative study for cognitive monitoring in a healthy aging population and investigator initiated studies of post-operative cognitive dysfunction and of chemotherapy-related cognitive impairment. Other development programs have been deprioritized and will be evaluated in connection with Akili’s capital raising and business development activities.

Our Proprietary Approach

Our platform is powered by proprietary therapeutic engines, which are software and associated algorithms that form the core of our products and product candidates, designed to target cognitive impairment at its source in the brain, informed by decades of research (including research conducted prior to the founding of Akili) and validated through rigorous clinical programs. Our most advanced therapeutic engine, SSME, presents specific sensory stimuli and simultaneous motor challenges designed to target the fronto-parietal cortex which plays a key role in attention function, while our earlier stage therapeutic engines also focus on cognitive functions, including spatial navigation, memory, and planning and organization. Each product and product candidate embodies a specific proprietary therapeutic engine with a variation of the video game-like user interface in an effort to optimize user engagement applicable to a particular disease or medical condition indication. Product candidates are clinically tested in development programs for particular disease or medical condition indications.

These products and product candidates are characterized by these key attributes:

•
Targeted treatments that are personalized to patients’ needs. Delivered through closed-loop adaptive algorithms, the technology continuously learns and adapts based on a patient’s use of and progress in the treatment, which enables the delivery of tailored and personalized experiences that automatically adjust to each individual’s therapeutic needs. Our technologies provide direct access to a de-identified, aggregate level view of each patient’s activity, informing our product development. The therapeutics’ mechanics, algorithms and designs are protected by patents, trade secrets and copyrights, combining protections typically seen in both the medicine and technology industries to create a robust intellectual property portfolio.
•
Clinically validated like drugs and medical devices. Our therapeutics have been studied in more than 20 clinical trials involving more than 2,600 patients across nine disease populations, including large prospective, randomized controlled trials. In SSME, for instance, we have conducted five different clinical studies in children with ADHD, which collectively demonstrated the technology’s ability to improve objective measures and caregiver observations of attention function. These results were further validated by visible changes in the brain’s activity seen in clinical studies using electroencephalogram (“EEG”) imaging. Results of our clinical studies have been published in 16 leading peer-reviewed scientific journals, including The American Journal of Psychiatry, The Lancet Digital Health and Nature: Digital Medicine.

•
Therapeutics that are experienced as entertainment. We are blending medicine with entertainment and creating patient experiences like never before. Our treatments look and feel like high-quality video games. They change over time, incorporate rewards and increase challenges in ways that feel natural to patients. Enabled by the adaptive ability of digital therapeutics and the dynamic nature of video games, and informed by extensive data infrastructure, we believe we can rapidly iterate our products to enhance patient enjoyment and engagement, encouraging compliance with the treatment plan. Our ability to rapidly create unique user experiences also allows us to adapt the experience to appeal to different patient populations by developing and testing product candidates in clinical trials. We believe we have the potential to offer the first treatments that both rival the experience of consumer entertainment products and can be utilized as part of a treatment plan.
•
Patient focused and adaptive. We are relentlessly focused on our patients and caregivers and have developed a platform and infrastructure that allows us to quickly and continuously refine and optimize based on their feedback. Our products are widely accessible, are personalized and adaptable, and generate rich data caregivers can use to foster meaningful conversations with patients and their health care providers, such as EndeavorRx gameplay data provided to caregivers via our EndeavorRx Insight app. With data from our platform and feedback from caregivers and patients, we have released multiple enhancements to our product’s gameplay, established patient connectivity via telemedicine and changed our fulfillment system to better meet their needs.

This same technology platform also has potential applications beyond the treatment of cognitive impairments, with the potential to measure and monitor cognitive functioning. As we work towards improving cognitive impairments in patients at scale, the ability to measure cognitive function is critical. Today, cognition is typically only assessed in response to a specific patient complaint, and there is no consistent approach for this measurement. Clinical studies have shown our platform’s potential to act as a sensitive cognitive measure that correlates with well-known in-person or paper-based cognitive measurements.

EndeavorRx®: The first prescription video game treatment

In June 2020, EndeavorRx, the first product built on the Akili platform, was granted marketing authorization and classified as a Class II medical device by the FDA through FDA’s de novo process, which reviews both safety and efficacy of new treatments. EndeavorRx is indicated for use to improve attention function for children ages 8-12 with primarily inattentive or combined-type ADHD, who have a demonstrated attention issue. EndeavorRx represents a fundamental paradigm shift in the treatment of cognitive disorders, where technology is not just delivering a therapy but is itself the medicine: EndeavorRx was the first game-based therapeutic granted marketing authorization by the FDA.

EndeavorRx is the only FDA-authorized prescription video game-based treatment designed to directly target cognitive functioning. For the first time, licensed health care providers have a treatment option that is purpose-built to target cognitive function and that is not taken as a pill, but delivered through a video game. EndeavorRx also obtained Conformité Européenne (CE) Mark certification in pediatric patients with ADHD, enabling EndeavorRx to be marketed in European Economic Area (EEA) member countries.

EndeavorRx Commercial Launch

In the third quarter of 2022, we executed the first phase of our commercial launch of EndeavorRx using a commercial model we purpose-built for digital therapeutics, deploying the first wave of our go-to-market field sales force in 13 priority territories (and one inside sales representative covering inbound inquiries from unoccupied territories) across the United States, with a focus on integrated behavioral health centers and pediatric providers. As of the end of 2022, growth in sales-occupied territories has outperformed unoccupied geographies in overall prescription growth, overall number of active prescribers and the number of prescriptions per prescriber. Based on these early results, we are expanding our sales force and expect to be in approximately 15 additional U.S. territories by the end of the first quarter of 2023.

Our commercial model has important levers that go beyond the traditional therapeutic model. Because we are building the model from the ground up, we have the ability to use the extensive data collected through our platform, not just to rapidly iterate our products, but to tailor the entire delivery system for our products. We are leveraging a fully digital process, from prescription to fulfillment to treatment, creating unparalleled optimization of the end-to-end patient experience and potentially enabling higher conversion, better compliance and optimal treatment. Our digital process includes features like a personalized customer support program, Akili Assist, which is designed to help our Health Care Providers (“HCPs”) and caregivers learn more about Akili and our products. Akili Assist representatives can be reached via email, phone and chat. With a commitment to experimenting, testing and learning, we have piloted several initiatives to understand promotional levers for our products and to prioritize the successful commercialization of EndeavorRx. Our commercial model is supported by the learnings and experience we gained from our pre-launch of EndeavorRx, which demonstrated strong business fundamentals such as conversion rates, refill rates and breadth and depth of prescribing.

We are utilizing our field sales force and medical science liaisons to train and educate HCPs on how to incorporate EndeavorRx in their treatment regimens while simultaneously supporting a consumer-driven model through our engagement with parents of children with ADHD, including through social media campaigns. Our approach prioritizes expanding access to EndeavorRx for families through our efforts with payers, while ensuring a path is available for self-pay.

Our Clinical Pipeline

Our therapeutic engines are designed to target cognitive functions with the potential to address multiple medical conditions presenting the same functional cognitive impairments.

As announced in January 2023 and as shown in the updated pipeline chart included below, there are several updates to our pipeline as part of our approved 2023 operating plan and clinical pipeline reprioritization.

Based on unmet need and potential market opportunities our clinical pipeline is currently focused on pediatric, adolescent, and adult ADHD. We are currently analyzing data from the following two Akili-sponsored studies:

•
STARS-ADHD-Adolescents, a pivotal study of AKL-T01 (marketed and branded as EndeavorRx in the U.S.) in adolescents ages 13-17 with ADHD. This study completed enrollment in the fourth quarter of 2022 with 162 patients and top-line results were reported in January 2023. Full results are expected to be presented/published in scientific outlets later in 2023.
•
STARS-ADHD-Adults, a pivotal study of AKL-T01 in adults with ADHD. Enrollment for this study was discontinued early with 223 patients to analyze data, and data analysis for this adult study is ongoing. This decision was made on the basis of the positive STARS-ADHD-Adolescents data previously announced and our desire to preserve capital. Full results are expected to be presented/published in scientific outlets later in 2023.

The following study is being conducted by one of our partners and is in progress:

•
A pivotal study in pediatric ADHD in Japan by Shionogi & Co., Ltd (“Shionogi”).

The following study is being conducted by one of our partners and is in the planning stages:

•
A proof of concept study in early childhood (3-8 year olds) ADHD by TALi Digital Limited (“TALi”).

In addition to our priority focus on advancing our products across the lifespan in ADHD, clinical studies are ongoing or completed in a number of other indications in which cognitive dysfunction plays an important role.

Two collaborative research studies are being conducted to evaluate the effects of our product in patients with cognitive dysfunction following recent COVID-19 infection at Vanderbilt University Medical Center and Cornell Weill School of Medicine/New York Presbyterian Hospital. Results are expected to be announced in the first half of 2023.

We are also continuing to explore the application of our products and technology to other clinical areas.

•
An additional collaborative study is being conducted for cognitive monitoring in a healthy aging population.

Investigator-initiated studies that are currently being conducted include:

•
A study of post-operative cognitive dysfunction by Vanderbilt University Medical Center.
•
A study of chemotherapy-related cognitive impairment by the University of California San Francisco (“UCSF”).

We have also published clinical studies involving other populations with demonstrated cognitive challenges, including major depressive disorder, autism spectrum disorder, multiple sclerosis, lupus, and traumatic brain injury. We are currently evaluating our strategy for advancing our product candidates for these and other indications.

We expect our model to be scalable and repeatable.

With our platform and business model, we believe we have created a set of capabilities and infrastructure that can be applied, again and again, with increased efficiency over time, creating a competitive advantage for Akili.

From technology sourcing through regulatory authorization and commercial growth, Akili is the first to take these types of innovative technologies that target brain function and bring them through every step of the product development, regulatory clearance/approval and commercialization process. We have built the first platform uniquely designed to leverage these physiologically-targeting digital therapeutics, which we believe could be used to support future products and enable us to be a preferred acquirer of these types of technologies as the field of physiologically-targeting digital therapeutics grows.

We meet patients on their own terms.

We believe that we are the first to create a prescribed treatment product that is delivered in a way that feels like high-quality entertainment and designed in a way that fits seamlessly into people’s lives.

With the aims of developing relationships with caregivers and patients that rival that of successful consumer companies, we have created a patient-adaptive model. Our products meet patients on their own terms and engage them in their care. Our products are widely accessible, are personalized and automatically adaptable and generate rich data that caregivers and patients can use to foster meaningful conversations with their health care providers. Caregivers and patients are also our collaborators in product design. We collect ongoing data and feedback through gameplay data, playtesting, workshops and research and refine, adapt and optimize both our products and our communications based on our learnings. Their valuable feedback has led us to add more choices during gameplay, including new quests, new creatures and costumes, and the ability for children to build their own universes.

Our hope is that, in the moment, patients forget that they are being treated with a therapeutic. In our work to fully realize the promise of digital therapeutics, we are just beginning to scratch the surface of what is possible as we develop experiences that capture the imagination and are akin to the best entertainment products.

About Akili

We were founded in 2011 with a vision of creating safe and effective cognitive medicine that is enjoyable for patients to use, and we have since been pioneering the development of game-changing technologies with the potential to change the world’s perception of medicine.

We provide robust compensation and benefits programs to help meet the needs of our employees, and to recruit, retain, and reward our existing and new employees. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel, whether existing employees or new hires, through the granting of stock-based and cash-based compensation, salary and bonus awards. We believe that this increases value to our stockholders and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. Our benefits programs also include a 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, donation matching and flexible work schedules and work locations, among others.

Because the success of our business is fundamentally connected to the well-being of our employees, we are committed to their health, safety and wellness. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including benefits that: provide peace of mind concerning events that may require time away from work or that impact their financial well-being; support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors; and offer choice where possible so they can customize their benefits to meet their and their families’ needs. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interests of our employees and our operational communities, and to comply with government regulations. These include permitting employees to work from home and implementing additional safety measures for any employees on-site, and we plan to continue these programs for the foreseeable future.

Our facilities

We lease our corporate headquarters in Boston, Massachusetts where we occupy approximately 4,000 square feet pursuant to a lease that expires in December 2023. We also lease approximately 43,600 square feet of office space in Larkspur, California pursuant to a lease that expires in November 2026. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Our Strategy

Direct targeting of the brain’s physiology to improve neural functions is nascent but an area poised for growth in medicine as tens of millions of people worldwide live with cognitive and other brain health issues and many are actively searching for solutions. The growing global recognition of this unmet need comes at a time when patients are increasingly taking control of their own health and looking for medical products to fit into their lives and look and feel like consumer products. We believe we are uniquely positioned to capitalize on this opportunity, with our technologies designed to directly target the brain and delivered through high-end video game interfaces.

Establishing a commercial foothold in pediatric ADHD

Pediatric ADHD is our initial target market, which has a high-unmet need population, as well as families who are unsatisfied with current treatment and are looking for new options. Traditional ADHD drugs have shown side effects including growth suppression, appetite suppression, weight issues, sleep issues and abdominal pain. Many children with ADHD are not currently on or well-controlled by medication, and more than half of them have tried, are trying or plan to try non-pharmacological treatments. EndeavorRx’s safety profile provides a significant advantage over traditional therapeutics as no serious side effects have been associated with its use. However, EndeavorRx should be used as part of an overall treatment regimen and is not intended to substitute for a child’s medication. Our initial targeted market of pediatric ADHD with our flagship product will also allow us to introduce this new type of treatment to a large patient population, building awareness and relationships on which we can build for future products.

Additionally within ADHD, there is a large and growing opportunity for innovative non-drug treatments. This is a $10 billion market with over 70 million prescriptions written every year for drugs. And, according to the U.S. Centers for Disease Control and Prevention, nearly half the ADHD population uses behavioral therapy as well. The total ADHD population in the U.S. is 10.8 million and our initial target population includes those with inattentive or combined type ADHD, or 8.1 million of the total U.S. ADHD population. EndeavorRx is currently cleared in the U.S. to treat patients in the 8-12 age group, which represent approximately 22% of our target 8.1 million ADHD population.

Leveraging our initial success to expand into other ADHD populations

Our first commercial product is indicated in the U.S. for children ages 8-12 old with primary inattentive or combined-type ADHD, who have a demonstrated attention issue, and we are actively seeking to expand across both age and geography with further clinical studies. We are completing clinical trials in the U.S. in adolescents and adults with ADHD, which we plan to fully report on by the end of 2023. In January 2023, we announced topline results of the STARS-ADHD-Adolescents label expansion trial evaluating the efficacy and safety of AKL-T01 (marketed and branded as EndeavorRx in the U.S.) in adolescents ages 13-17 with ADHD, with the trial meeting its primary endpoint and showing statistically-significant improvement in a number of other symptom outcomes. In addition, we announced plans to use this study data in our planned regulatory submission to the FDA in 2023 to seek an expanded label for EndeavorRx. In January 2023, we also announced that based on the clinical data from the pivotal trial in adolescents and our desire to maximize capital efficiency, we discontinued recruitment of the STARS-ADHD-Adults study in order to analyze the trial data.

In addition, there are studies that our partners are conducting or plan to conduct in pediatric ADHD, including an ongoing study in children ages 6-17 in Japan (Shionogi), and an anticipated pilot study in a younger pediatric population ages 3-8 in the U.S. (TALi) that has not yet commenced.

Applying our clinically-validated technology to other mental health and neurology conditions

Building on the clinical validation of the technology underlying EndeavorRx, we have studied the therapeutic engine for its potential to improve the same cognitive impairment, attention function, in patients with impairments associated with MDD, ASD, MS, lupus, traumatic brain injury, post-operative cognitive dysfunction, chemotherapy-related cognitive impairment, and cognitive dysfunction related to COVID-19. Details and updates around plans to advance, and in some instances pause, the development of these programs and report additional outcomes are detailed above.

Further evolving the treatment paradigm by creating new methods of cognitive assessment

There is currently no consistent clinical protocol for how to use cognitive assessment tools, and most cognitive assessments have not changed in decades, with many still performed on pen and paper. Our technology has the potential to go beyond treatments and deliver a new way to measure and monitor cognitive function at scale. Early clinical data suggest that our technology may serve a cognitive measure that correlates with well-known in-person or paper-based cognitive measurements and detect unique neurological events before symptoms even appear. There is a collaborative study ongoing in cognitive monitoring in a healthy aging population, and the next step in advancement would be clinical validation, which we may consider pursuing through potential partnerships.

Our Platform

Our approach is designed to strengthen cognitive function while simultaneously delivering experiences that capture the imagination. We have built a proprietary platform engineered to induce clinically meaningful cognitive changes at the functional level. Informed by decades of research (including research conducted prior to the founding of Akili) and validated through rigorous clinical testing, our platform is powered by therapeutic engines that deploy sensory stimuli and simultaneous motor challenges designed to target and activate the neural networks that are key to certain cognitive functioning.

Our therapeutic engines employ adaptive closed-loop algorithms to personalize the treatment experience for each individual patient. This enables live adaptation to patient progress within gameplay, causing the treatment to continuously adapt and challenge the patient at an optimized level to drive engagement and improve the targeted cognitive function.

We designed our products and product candidates to deploy our technology to patients in a way that feels exciting, unlike educational software or brain stimulation. We learned over time how to build these engines into products that look and feel like today’s entertainment and high-quality games. And so, our products operate in patients’ hands like any other video game. Our technology changes over time, adds rewards and increases challenges in a way that feels natural to patients.

Components of our prescription digital therapeutics

Each of our product and product candidates has three basic components: (1) core mechanics (our therapeutic engines), (2) a self-adaptive closed-loop system and (3) a population specific UX/UI (the video game component interface).

Core Mechanics (Our Therapeutic Engines)

We currently have three therapeutic engines, each with proprietary mechanics designed to activate specific systems in the brain responsible for different cognitive functions: Selective Stimulus Management Engine (“SSME”), Body Brain Trainer (“BBT”) and Spatial Navigation Engine (“SNAV”). To date, we have only progressed the SSME therapeutic engine through clinical development and to market with EndeavorRx.

Selective Stimulus Management Engine (“SSME”)

SSME technology is our most advanced therapeutic engine. SSME is specifically engineered to target and activate the systems in the brain that play a key role in attention function, a critical function that is often impaired in disorders including ADHD, ASD, MDD, MS, brain fog and others.

SSME is designed to activate the fronto-parietal cortex area in the brain.

Attentional Control is a set of cognitive processes that allow us to interact with our complex environment in a goal-directed manner. Specifically, it is the capacity to apply the necessary attention at an appropriate time and place, while monitoring the environment for new sources of information, in order to enable the optimal processing of task-relevant information to achieve a particular goal. SSME is designed to target attentional control and to activate the fronto-parietal cortex area in the brain.

To date, each of our development programs has been oriented toward a single indication and specific patient population. We refer to variations of our treatment software as our products or product candidates, each of which incorporates the core algorithms of one of our proprietary therapeutic engines (for example, our SSME therapeutic engine, which is incorporated into the majority of our existing product candidates). Within a single development program, we may explore multiple product candidates in early research and studies to optimize user engagement applicable to a particular patient population and indication and to determine which product candidate(s) will be evaluated in later clinical studies within that development program. Based on results of our studies and regulatory feedback from our clinical studies, we may also introduce other product candidates into our ongoing development programs. Furthermore, a specific product candidate may be used for one specific development program or across different development programs. Multiple product candidates may embody a single proprietary therapeutic engine but are differentiated based on one or more characteristics, including the videogame-like user interface and gameplay difficulty and progression, and each product candidate includes unique characteristics optimized for a particular indication and population.

AKL-T01 (marketed and branded as EndeavorRx in the U.S. and FDA-cleared for children ages 8-12 old with primary inattentive or combined-type ADHD, who have a demonstrated attention issue), as well as our AKL-T02 and AKL-T03 product candidates, are each variations of Akili’s treatment software targeting attention aspects of cognition, and each incorporates Akili’s SSME therapeutic engine technology. For example, AKL-T02, while retaining the same user interface and SSME therapeutic engine as AKL-T01, has adapted gameplay difficulty intended to increase user engagement in an autism spectrum disorder population. The SDT-001 product candidate is substantially the same SSME-based software as AKL-T01, but localized for Japanese language and culture for distribution in Japan. As a commercial product, EndeavorRx maintains the same gameplay functionality and therapeutic engine as the AKL-T01 product candidate used in the clinical studies that were the basis for FDA clearance, while being updated with incremental user interface changes and commercial compatibility modifications, such as compatibility modifications to enable access within applicable app stores. To the extent AKL-T01 is utilized, and cleared for marketing, under another development program (for example, a patient population and/or indication different from that cleared by the FDA for EndeavorRx), the resulting commercial product may be marketed and branded under a different label and reflect different incremental user interface and/ or gameplay changes than AKL-T01 or EndeavorRx.

SSME prototype study

An early prototype utilizing UCSF’s patented technology was studied by UCSF for its potential to improve certain cognitive functioning in older adults. This study served as proof of concept for the patented technology exclusively licensed to us and embedded in the SSME therapeutic engine.

The prototype presented the user with two tasks: a motor function task focused on navigating along a racecourse and a set of go/no-go tasks. Presenting users with both tasks simultaneously was used to determine the individual user’s ability to perform under the challenge of a specific interference. An interference (multitasking) cost was calculated based on the reduction in single-task performance when performing multiple tasks simultaneously.

The prototype was used to quantify changes in the ability to process information as people age in a study of 174 subjects between the ages of 20 and 79 distributed with 26 to 30 subjects per age decade (experiment 1 above). With each decade of age, the ability to process interference was decreased (reducing multitasking cost in graph a, below). The impact of the prototype on cognitive function was assessed in experiment 2 which involved randomly assigning 46 naive older adults 60-85 years old to one of three groups: Multitasking Training (n=16), Single-task Training (n=15), or No-Contact Control (n=15). Training involved playing the prototype on a laptop at home for one hour a day, three times a week for four weeks (12 total hours of training), with all groups returning for a one-month post-training and a six-month follow-up assessment. The multitasking group’s performance significantly improved after four weeks, thus supporting the role of interference during game play as a key mechanistic feature of the prototype. These improvements remained stable six months after training without booster sessions. This group also showed cognitive ‘near transfer’ effects in improvements in measures of sustained attention and working memory after 4 weeks.

The neural basis of training effects were assessed by assessing midline frontal theta (MFT), a well-described EEG measure of attentional control, localized to the medial prefrontal cortex. The multitasking group demonstrated a significant increase in MFT between pre-and post-training after 4 weeks (p<0.05). Notably, these changes in neural processing reached a level comparable to neural activity patterns observed in younger adults (reference new EEG graphic with pre- post-and healthy control).

This groundbreaking research demonstrated that neural networks can be specifically and predictably activated and was published on the cover of the peer-reviewed scientific journal Nature.

Building on this initial research, we built our SSME therapeutic engine from which we developed EndeavorRx. SSME has been clinically validated across more than 20 research, proof-of-concept and pivotal clinical studies.

Body Brain Trainer (“BBT”)

BBT is designed to target neural systems involved in attention, impulsivity, working memory and goal management (fronto-parieto-cerebellar areas of the brain). BBT integrates cognitive and physical training within a single interactive environment through a motion capture video game and utilizes adaptive closed-loop algorithms that drive individuals to work at their ideal target heart rate and cognitive challenge.

Spatial Navigation Engine (“SNAV”)

SNAV is designed to leverage temporal, object and scene integration to target neural systems involved in spatial navigation, memory and planning and organization (extended hippocampal system in the brain).

Core Mechanic	Description	Targeted Physiology
SSME or Selective Stimulus Management Engine	Targets attentional control
SNAV or Spatial Navigation Engine	Targets spatial navigation and episodic memory
BBT or Body Brain Trainer	Targets attentional control, goal management and working memory

A Self-Adaptive Closed-Loop System

Each user’s experience is algorithmically customized and adapts in real-time based on a closed-loop feedback system. This allows the therapy to optimize and provide the most engaging and effective benefit to each individual. With this ability to adapt real-time based on a patient’s individual performance, the therapeutic is assessed and updated automatically, without the need for ongoing “titration” from prescribers.

A Population Specific UX/UI (Video Game Component Interface)

Our video game mechanics are the means of delivering our digital therapeutics, and we optimize these games to keep patients fully engaged for the duration of the therapy as well as appropriately challenged. Virtually every aspect of gameplay, from audio feedback to on-screen rewards, is designed to maximize the user’s engagement.

We customize gameplay for each specific patient population that it is intended to address. For example, when adapting a game originally designed for children for adult applications, we built four prototype games using the same clinically-validated technology but reimagined with new themes, art and music, solely for the purpose of testing each treatment product with our target population. Each of our game concepts are focus tested with the target population.

Game mechanics overview of EndeavorRx, our first FDA-cleared digital therapeutic

The gameplay experience of EndeavorRx is designed to look and feel like a familiar 3D mobile action video game. Players attempt to successfully navigate their character through courses while collecting targets and avoiding obstacles. Players chase mystic creatures and race through different worlds, using boosts to problem- solve while building their very own universe. Successfully navigating each level requires focus and flexibility to manage multiple tasks at the same time, while filtering out distractions.

The game adapts in real-time as well as between treatment sessions, continuously challenging and encouraging the patient to improve their performance—individualizing each patient’s experience. As is the case with all of our product candidates, EndeavorRx is engineered with adaptive algorithms and designed to automatically adjust the cognitive challenge for each person’s individual treatment needs. Second by second tracking of individual progress allows caregivers to continuously monitor and assess treatment and share progress with their child’s health care provider.

EndeavorRx involves three key skills: Navigation, Targeting and Multitasking:

•
Navigation: Steering over gates and/or avoiding obstacles
•
Targeting: Tap for targets and ignore non-targets
•
Multitasking: Simultaneous navigation and targeting

The multitasking complexity increases through the four worlds of the game, as illustrated below:

Through the development of EndeavorRx and our SSME technology, we developed specialized technologies and practices that allow us to create additional therapeutics with increased efficiency, highlighted in the section below. With the development of EndeavorRx, we have built a platform that enables us to continue developing innovative technologies designed to target brain function and efficiently advance them to commercialization upon marketing authorization.

Our unique development capabilities

Through our collaboration with world-renowned cognitive neuroscientists and acclaimed entertainment and technology designers, we have development capabilities that allow us to build unique video game interfaces tailored for each target audience. For instance, we have advanced a number of different gameplay experiences through clinical trials, each delivering our SSME technology through completely unique experiences designed for specific audiences. This enables us to efficiently create audience-specific products that, once cleared or approved by the applicable regulatory body, can be prescribed and used at scale.

Market Opportunity

While we believe we have the opportunity to develop a new pillar of medicine across dozens of medical conditions, our primary focus is currently on pediatric ADHD and expanding into broader age groups in ADHD.

The U.S. market opportunity in ADHD, our primary area of focus, is as follows:

Disease Area	Total U.S. Population with Disease Diagnosis*	Initial Target Population Subset with applicable cognitive impairment, as noted*
Attention-deficit/hyperactivity disorder (“ADHD”), all ages	10.8M (ADHD + inattention)	8.1M

* Figures in table above are based on our management’s good faith estimates based on various publications, public health data and national health statistics including from the NIH and CDC.

In our initial focus area, ADHD, there is a large and growing opportunity for innovative non-drug treatments. ADHD currently represents a $10 billion annual market with over 70 million prescriptions written every year for traditional drugs. According to the U.S. Centers for Disease Control and Prevention, nearly half the ADHD population uses behavioral therapy in addition to prescription medicines. Our estimated market for inattentive or combined type ADHD in the U.S. is 8.1 million patients for all age groups, including 1.8 million patients in the 8-12 year old age group, which is the population EndeavorRx is currently cleared to treat.

Inadequacies of the Current Treatment Paradigm

Widely recognized in aging, cognitive impairments are also associated with dozens of chronic diseases and acute illnesses, including MDD, ASD, ADHD, MS, dementia, anxiety, schizophrenia, PTSD, “chemo-fog” and more. This manifests in ways like the inability to concentrate, memory issues, difficulty learning new things or issues making decisions that affect everyday life.

The safety profile of ADHD drugs and lack of options to specifically address inattention creates a very high unmet need. Current treatment approaches are limited to traditional medication, which lack precision, largely only treat symptoms, and are often accompanied by side effects. Traditional ADHD drugs have shown side effects that may include growth suppression, appetite suppression, weight issues, sleep issues and abdominal pain. Many children with ADHD are not currently on or well-controlled by medication, and more than half of them have tried, are trying or plan to try non-pharmacological treatments. Patients are looking for new options to improve upon the inadequate existing treatment paradigm. Additionally, behavioral therapies teach coping mechanisms rather than addressing the underlying impairment. Furthermore, patients are turning to supplements and brain trainers, which lack clinical evidence of effectiveness.

The stress of the global pandemic and the impact of technology in our lives is aggravating these challenges, and recognition of the impact on society is increasing. The World Health Organization estimates that 139 million people will be living with dementia by 2050. In 2021, a coalition of the U.S.’s leading experts in pediatric health declared a national emergency in child and adolescent mental health, and the U.S. Surgeon General issued an advisory to highlight the urgent need to address the mental health crisis among U.S. youth.

Now is the right time to apply technology to treating human diseases, in particular, cognitive conditions for which existing approaches have fallen short of providing clinically meaningful therapeutic options and for which there remains a significant unmet need.

Our Advantages

Disease agnostic

Our therapeutic engines are designed to target specific neural networks independent of the cause of the disease, and therefore a single therapeutic engine can potentially power dozens of products that target the same cognitive impairments, serving many different disease populations and creating a highly efficient technology-centric medicine model.

Personalized and adaptable

Our technology continuously learns and adapts based on a patient’s use of and progress in the treatment, resulting in tailored and personalized experiences that automatically adjust to each individual’s therapeutic needs.

Rich data Infrastructure

Our platform gives us real-time direct access to a de-identified aggregate level view of each patient’s activity in real-world conditions, enabling continuous innovation and rapid product iteration and allowing us to be truly patient adaptive.

Repeatable and Efficient Model

Building on clinically-validated technologies, with the regulated therapeutic engine intact, we can rapidly build different front-end experiences for different patient populations, creating completely unique games tailored for each audience.

Strong intellectual property protection

We seek to protect our platform, including unique algorithm mechanics, through the use of patents, copyrights, trademarks and trade secrets, providing Akili with a rich intellectual property estate to develop, strengthen and maintain our proprietary position in the digital therapeutics field.

Ability to leverage our platform and infrastructure to achieve scale

We have developed specialized technologies and practices to support our first product, EndeavorRx, that are designed to enable us to repeat that success with increased efficiency over time. Highlighted in the figure below, from technology sourcing all the way up through regulatory clearance, commercial and growth on the market, our platform takes innovative technologies that target brain function and brings them through every step of the process. We are the first company to have built a platform to leverage these types of physiologically-targeting digital therapeutics, and we intend to further develop our SSME therapeutic engine as well as to be an acquirer of choice as this field of digital therapeutics (“DTx”) grows.

Our work to obtain regulatory clearance/marketing authorization, including with regulators to define the product category, clinical endpoints and labeling approach, paves the way not only for our future products on our current platform, but for other novel clinically validated and FDA cleared digital therapeutics from other technology sources to increasingly come to market.

We have established commercial capabilities to support an expanded clinical pipeline.

EndeavorRx represents our first commercial offering, demonstrating to the world what is possible using game-changing technology as medicine. But we believe this is just the beginning. Leveraging the clinical success of Endeavor Rx, we have built commercial and operational capabilities that we believe can support other product candidates in our clinical pipeline. These capabilities include a flexible fulfillment infrastructure, market access resources, marketing resources, field sales and medical representation, customer relationship management systems and service and support systems. These capabilities along with our technology platform enables us to potentially improve cognitive impairments across dozens of other diseases and disorders.

EndeavorRx Commercialization Strategy

EndeavorRx is Akili’s first commercial offering and demonstrates our ability to create software with the potential to scale like a drug and be readily available for patients and health care providers.

Akili is commercializing EndeavorRx using a prescription therapeutic business model, where a prescription or order from a licensed health care provider is filled by a patient and the cost of the treatment may be shared between the patient and the insurer, if reimbursed by an insurer. We have carefully developed our commercialization strategy based on our understanding of the key components to successfully target the therapeutics market and the benefits of Akili’s unique technology solution. Our strategy has the potential to address unmet needs among the pediatric ADHD population by:

1) increasing awareness and activation of caregivers, and

2) directly educating and activating health care providers, using a therapeutic sales model. Since obtaining FDA authorization for EndeavorRx, we have built an infrastructure that includes patient connectivity via telemedicine, digital fulfillment and additional scalable commercial capabilities. Our strategy focuses on three main stakeholders: consumers, health care providers and payers.

Consumers

Our initial patient population focus is children with ADHD with inattention who are not well controlled on medication or who are naive to stimulants. This represents about 44% of the pediatric ADHD population in the U.S. We are planning a direct-to-consumer approach to increase awareness and activation of the caregivers of this population. These caregivers are constantly looking for non-drug and effective options to help their families and already spend on solutions beyond traditional ADHD drugs. On average, caregivers pay five times the amount to raise their child with ADHD as compared to a neurotypical child. We intend to drive consumer demand via digital marketing and continually evolving and improving the treatment experience to drive word-of-mouth awareness.

Health Care Providers

We intend to use a therapeutic sales model with a strong salesforce and integrate telemedicine. The physician targets consist of pediatricians, psychiatrists and health care practices that are considered to be Centers of Excellence that focus on children with ADHD. We have seen that our data, published in leading peer review journals like Lancet and Nature, generates significant credibility with this key stakeholder group, which we will continue to leverage. This approach, combining a proven therapeutic sales model with telemedicine, is designed to enable seamless access to care by providers.

Payers

Our first market has a unique characteristic where the consumer, caregivers of children with ADHD, have a high willingness to pay cash out-of-pocket to help their children. They already spend on approaches beyond drugs, including psychotherapy, dietary supplements, after-school programs, online programs, etc. We expect that our clinically-validated treatments will increasingly be covered by commercial and government payers and, in the interim, we have a cash pay model that allows for expanded access to EndeavorRx. We have a dedicated market access team that is focused on top commercial national and targeted regional plans as well as government payers. Our early conversations with payers indicate that they consider ADHD treatments to be an essential need and we believe that our price point, currently $450 for a 30-day prescription (before any reductions based on potential promotional and/or discount programs), is competitive considering drugs and behavioral therapy costs in this space. In combination, Akili’s approach with payers prioritizes expanded access to EndeavorRx across more families seeking new therapies while ensuring a path is available for the unique self-pay characteristic of the market as we build expanded coverage over time.

In the U.S., we plan to continue to evolve our commercial model through the EndeavorRx commercial launch and beyond, reaching more patients while mitigating risk associated with market conditions or promotional investment. Outside of the U.S., we will consider regional partnerships in relevant markets, leveraging existing and established brands and will franchise on an indication per indication basis. For example, Akili has formed a strategic partnership with Shionogi in Japan and Taiwan, leveraging each party’s distinct expertise to build a novel commercial model and launch a new class of treatment to patients.

Key components of our EndeavorRx commercialization model

•
Consumer-integrated model: Parents of children with attention issues are looking for alternative solutions—solutions that are actually designed for their children.
•
Active participation by a licensed health care provider: A clinically-validated treatment that requires a prescription or order from a health care provider.
•
Delivered as a comprehensive care program: Families receive support through a gateway to high-touch personalized support and assistance with curated resources and online care management, along with a companion app to follow their child’s progress.
•
Coverage by payer decision-makers: Hybrid self-pay/reimbursement model to enable growth in the short term with potential to track toward expanded access via insurance coverage over time.

•
Power of data to inform and adapt: Gain direct insight into patient use and outcomes by having access to an aggregate level view of each patient’s activity and completion of therapy.

Potential Revenue Opportunity in ADHD

Across ADHD—including our first EndeavorRx label and described label expansions—we anticipate the revenue opportunity to be at least $500 million per year, expected in the next four to six years (2027-2029) assuming clinical and regulatory success of our ADHD label expansion trials to the entire ADHD population and investment in its sales and marketing infrastructure. One example set of assumptions that results in this revenue potential is approximately 8% estimated market share, an even split of patients paying in cash as opposed to paying through insurance, an average net price between $300-350 per prescription and an average of 1.5x refills per patient after their first prescription. This revenue forecast would be negatively impacted to the extent these assumptions, particularly label expansion to the entire ADHD population, prove to be incorrect.

Given EndeavorRx’s safety profile, we believe we can offer significant advantages over existing products in market, appealing to a broad spectrum of families, including:

•
families with children not well-managed on ADHD drugs due to side effects or lack of efficacy,
•
families choosing to not put their children on ADHD drugs, and
•
families with children actively taking ADHD drugs but looking for additional options to supplement their treatment.

The revenue across ADHD described above reflects expectations based on a traditional pharmaceutical revenue model. Yet, we have a unique platform that allows us to grow and evolve our offering through a patient’s lifetime. We have several distinct levers enabling this:

1) We are building meaningful relationships with caregivers and patients, offering products they enjoy that help improve their health.

2) We are developing products that can span a person’s lifetime, from childhood through adulthood—supporting their cognitive health through chronic conditions, acute illness and aging.

3) Our products can be continually iterated for long-term engagement.

4) We have rich data infrastructure that can enable patients to engage with their health care providers in a new way.

5) We also have the ability to offer premium content and services, like our recently launched EndeavorRx Insight, a companion app for parents to participate in and support their child’s treatment journey. This has the potential to provide additional revenue streams alongside the treatment.

This revenue potential only accounts for treating inattention in ADHD in the U.S. Akili’s platform has the capability of addressing multiple potential markets, and we can activate other key programs to enter clinical trials and expand our presence in ADHD outside of the U.S. We are estimating a total addressable market of 15.5 million patients across our initial target patient populations in the U.S. and Japan.

Current Programs and Clinical Validation

We have completed 20 clinical studies of our SSME technology to evaluate its potential to diagnose, treat and monitor certain cognitive functions in patients. Our studies, including large prospective randomized controlled trials, have been conducted in over 2,600 patients across nine disease areas. Our research has been published in leading peer-reviewed scientific journals, including The American Journal of Psychiatry, The Lancet Digital Health and Nature: Digital Medicine.

SSME is the therapeutic engine underlying our first commercial product in ADHD, EndeavorRx, and we have achieved pilot and/or proof of concept with SSME in MDD, MS and ASD, though clinical programs in MDD, MS, and ASD have been deprioritized and will be evaluated in connection with Akili’s capital raising and business development activities, as we focus on commercializing EndeavorRx and furthering clinical development of AKL-T01 in ADHD as we pursue an expanded label to cover additional patient populations.

Attention-deficit hyperactivity disorder (“ADHD”)

ADHD is a neurobehavioral disorder characterized by a persistent pattern of symptoms such as inattention, hyperactivity and impulsive behavior that interferes with functioning and development. ADHD can have a profound impact on an individual’s life, causing disruption at school, work, home and in relationships. It is one of the most common developmental disorders in children and often persists into adulthood.

ADHD market size

Current ADHD treatment options represent a $10 billion market with over 70 million prescriptions written every year for drugs in the U.S. According to the U.S. Centers for Disease Control and Prevention, nearly half the pediatric ADHD population uses also behavioral therapy. The total ADHD population in the U.S. is 10.8 million and our initial target population includes those with inattentive or combined type ADHD, or 8.1 million of the total U.S. ADHD population. EndeavorRx is currently cleared in the U.S. to treat patients in the 8-12 age group, which represent approximately 22% (1.8 million) of our target 8.1 million ADHD population.

Current ADHD treatment guidelines recommend a multi-faceted approach that uses medications in conjunction with behavioral interventions. For children with ADHD younger than 6 years of age, the American Academy of Pediatrics recommends parent training in behavior management as the first line of treatment, before medication is tried. For children 6 years of age and older, the recommendations include medication and behavior therapy used in combination. About 77% of children aged 2 to 17 with ADHD in the U.S. receive treatment, with about 47% receiving behavioral treatment and about 15% receiving only behavioral treatment without any medication. First- line medications used to treat ADHD are stimulants such as methylphenidate, marketed as Ritalin and Methylin, dexmethylphenidate, marketed as Focalin, dextroamphetamine, marketed as Dexedrine and Zenzedi, amphetamine-dextroamphetamine, marketed as Adderall, and lisdexamfetamine, marketed as Vyvanse. Other approved medications include atomoxetine, extended-release guanfacine, and extended-release clonidine. As of 2018, stimulants command 88% of the U.S. ADHD market at a value of $8 billion, with approximately 50% of the total market being amphetamines.

It is estimated that 44% of patients are not currently on or well controlled by ADHD medication, and 64% experience adverse effects from medication. Data show that 55% of patients have tried, are trying or plan to try non-pharmacological treatments. However, current validated non-pharmacological treatments and approaches—e.g. behavioral therapy—can lead to mixed results and can have accessibility and cost issues.

Our initial targeted population in ADHD was U.S. children ages 8-12 with a demonstrated impairment in attention function. This market represents a large and growing opportunity with caregivers actively searching for new non-drug solutions and allows us to build relationships with consumers that can be extended to support future market opportunities.

We are now focused on working to broaden and expand the age range we are targeting within the ADHD population.

Our first commercial product—EndeavorRx for pediatric ADHD patients

Supported by data across five clinical trials, in June 2020, EndeavorRx was granted marketing authorization and was classified as a Class II medical device by the FDA through FDA’s de novo process. EndeavorRx is indicated to improve attention function as measured by computer-based testing in children ages 8-12 years old with primarily inattentive or combined-type ADHD, who have a demonstrated attention issue. Patients who engage with EndeavorRx demonstrate improvements in a digitally assessed measure Test of Variables of Attention (“TOVA®”) of sustained and selective attention and may not display benefits in typical behavioral symptoms, such as hyperactivity. EndeavorRx should be considered for use as part of a therapeutic program that may include clinician-directed therapy, medication and/or educational programs, which further address symptoms of the disorder. EndeavorRx is available by prescription only. It is not intended to be used as a stand-alone therapeutic and is not a substitution for a child’s medication.

According to the FDA, EndeavorRx represents the first game-based digital therapeutic to improve attention function associated with ADHD and the first game-based therapeutic to be granted FDA marketing authorization for any type of condition.

The impact of EndeavorRx as a digital therapeutic treating children with ADHD is two-fold—it is transforming how the world experiences medicine and bringing a new clinically-validated non-drug solution to patients living with ADHD. It is the first and only FDA-authorized treatment of its kind and is currently being prescribed by health care providers and helping patients with ADHD and their families.

Created by a team of neuroscientists and game designers, EndeavorRx is built on our SSME therapeutic engine and uses sensory stimuli and simultaneous motor challenges designed to target areas of the brain that play a key role in attention function. Patients who engaged with AKL-T01 in clinical studies demonstrated improvements in specific ADHD impairments and symptoms in daily life, as detailed in our clinical study data below.

Clinical evidence supporting EndeavorRx

The EndeavorRx research program includes three studies in ADHD (STARS-ADHD, STARS-Adjunct and ADHD-POC) and pilot studies in ADHD with Sensory Processing Disorder and in ADHD with Autism Spectrum Disorder (see below section for a description of the Autism Spectrum Disorder study).

STARS-ADHD pivotal study

The pivotal STARS-ADHD study was a 4-week multi-center, randomized, blinded, controlled trial conducted between July 2016 and November 2017 in 348 children aged 8-12 years and diagnosed with ADHD. Children enrolled into the study were instructed to use AKL-T01 or an educational-style video game control for approximately 25 minutes a day for 28 days.

The predefined primary endpoint of the study was the change from baseline in the TOVA Attention Performance Index (TOVA API), a measure of objective attention for which the study was statistically powered. TOVA is a computerized test cleared by the FDA to assess attention deficits and evaluate the effects of interventions in ADHD; the API is a composite measure of attention functioning. This objective attention endpoint was the primary endpoint for which the study was statistically powered. The control condition used in this study was specifically designed to enable the assessment of changes in the primary endpoint of objective attention. The control was in the form of an educational style word search digital game matched to AKL-T01 for expectation of benefit and time on task. AKL-T01 showed a statistically significant improvement on the TOVA API compared to the control (p=0.006).

The mean (“SD”) change from baseline on the TOVA API was 0.93 in the AKL-T01 group and 0.03 in the control group. Forty-seven percent of children met the prespecified clinical responder analysis for TOVA API improvement, which was greater than control (47% vs 32%, p=0.0058). In addition to the improvement in the TOVA API, treatment with AKL-T01 resulted in significantly greater improvements across other objective TOVA attention-related measures (sustained attention, attentional consistency, and long attentional lapses). Overall, after treatment with AKL-T01, 36% of children moved into the normative range of objective attention as measured by TOVA and no longer showed an objective attention deficit in at least one aspect of attention functioning, which was statistically greater than control (36% vs 21%, p=0.0027).

In addition to these objective measures of attention, the study also looked at secondary outcome measures comparing AKL-T01 to control on parent- and clinician-reported ADHD impairment and symptom ratings scales, specifically the Impairment Rating Scale (“IRS”), ADHD Rating Scale (ADHD-RS-IV—Total, Inattentive, Hyperactive subscales), Clinical Global Impressions of Improvement (“CGI-I”) and the Behavior Rating Inventory of Executive Function (“BRIEF”). Children using AKL-T01 showed statistically significant change from baseline improvement across all measures. Though there was not a statistically significant separation on the mean magnitude of improvement between AKL-T01 and control on these secondary outcome measures, there was a trend towards differential improvement in IRS and ADHD-RS-Inattentive for children using AKL-T01.

Predefined responder analyses of these parent- and clinician-reported measures also showed differential improvement, with a significantly greater proportion of children benefiting from AKL-T01 versus control in the clinician-administered IRS, a parent-reported scale of ADHD-specific impairments (48% vs 37%, p=0·049). Further, 24% of children in the AKL-T01 group were considered responders on the ADHD-RS (≥30% reduction in ADHD-RS) compared to 19% in the control group (p=0.23; post-hoc analysis). Additionally, 56% of parents said the intervention helped their child’s attention in real life, and 73% of children reported feeling an improvement in their attention when asked via an exit survey. Overall, the effects of AKL-T01 were strongest for measures of attention function, and weakest for measures of hyperactivity in ADHD. We further investigated these and similar secondary endpoints in other studies described herein.

AKL-T01 was shown to be safe in this study, with no serious adverse events observed. All adverse events reported were mild in 7% of patients, and included frustration (3%), headache (2%), emotional reaction (1%), dizziness (1%), nausea (1%) and aggression (1%).

STARS-ADHD Adjunctive clinical study

The STARS-ADHD Adjunctive clinical study was a three-month open-label study conducted between December 2018 and September 2019 which enrolled 206 children, aged 8-14 years with a diagnosis of ADHD. The children were separated into two groups: one with children on stimulant medications and one with children not taking ADHD medication. Both groups received a first period of AKL-T01 treatment in the first month of the study, followed by a pause in AKL-T01 treatment in the second month, and then a second period of AKL-T01 treatment in the third month. The primary efficacy outcome of the study was change in IRS after one month of treatment.

The study demonstrated statistically significant improvement in the IRS from baseline after one month as well as to the end of the three- month trial in both the children on-stimulants and off-stimulants (both cohorts: p<0.001). The second period of AKL-T01 treatment resulted in further increases in efficacy on this primary outcome measure, beyond the effects already seen after the first period of treatment. The magnitude of improvement in IRS throughout the study was similar for children independent of their ADHD medication use. Responder rates for IRS (improvement of greater than 1 point or more on the IRS scale) were 41% and 56% at the end of the first period of treatment with AKL-T01 in the off-stimulant and on-stimulant groups respectively (50% across both groups). This increased to 69% and 68% respectively by the end of the second period of treatment. Further, across both groups, responder rates for ADHD-RS Total (% children with ≥30% improvement) after the first period of treatment was 27% and increased to 45% after the second period of treatment. Additionally, after the second period of treatment, 60% of parents said the intervention helped their child’s attention in real life, and 75% of children reported feeling an improvement in their attention when asked via an exit survey.

The treatment was well-tolerated. There were no serious adverse events and the total reported adverse events were in 18% of patients. The most common treatment-related adverse events reported were frustration (13.1%), headache (1.9%), irritability (1.5%), dizziness (1%), agitation (0.5%), anxiety (0.5%), asthenopia (0.5%), nausea (0.5%), feeling abnormal (0.5%) and pruritis (0.5%).

ADHD proof of concept study in pediatric ADHD

Our proof of concept (“POC”) study in ADHD was a 4-week study with recruitment conducted between January 2014 and August 2014 in children between the ages of 8-12 with a primary aim to assess treatment safety and acceptability and explore outcomes for AKL-T01 as a novel digital treatment targeting cognitive processes implicated in pediatric ADHD. Participants included 40 children with ADHD and 40 children without an ADHD diagnosis. Following psychiatric screening, ADHD ratings, and baseline neuropsychological measures (TOVA, CANTAB and BRIEF), participants completed the 28-days of at-home treatment and then returned to the clinic for follow-up safety, acceptability and neuropsychological measures. A neuropsychological assessment was repeated at the end of the study, and treatment satisfaction measures were assessed.

Eighty-four percent of treatment sessions were completed and AKL-T01 was feasibly deployed in the home setting over the treatment period of four weeks with positive ratings of acceptability by both parents and children. AKL-T01 was well-tolerated by children with ADHD, with no treatment-related adverse events reported. The results of the neurocognitive measures were as follows:

Significant improvements compared to baseline were observed in the ADHD group on the TOVA Attention Performance Index (TOVA API) (p = 0.033, Effect Size (d) = 0.35). There was no significant change in TOVA API scores for the non-ADHD group (p = 0.30, Effect Size (d) = 0.17).

The ADHD group showed significant improvement compared to baseline (p < 0.05) on 8 of 12 variables within the CANTAB Spatial Working Memory (SWM) test, 3 of 10 variables within the CANTAB Rapid Visual Processing (RVP) test, and 0 of 16 within the CANTAB Delayed Match to Sample (DMS) test. The non-ADHD group showed significant improvement (p < 0.05) on 5 of 12 variables within the SWM, 6 of 10 variables within the RVP, and 9 of 16 within the DMS.

The BRIEF summary scores (i.e., Metacognition, Behavioral Regulation, Global Executive Composite) did not change significantly for any of the groups. Findings from the study provided preliminary support that this digital therapy intervention may be effective for improving attention in pediatric ADHD, especially among children with greater symptom severity and impaired attention.

Studies in ADHD with sensory processing disorder

AKL-T01 was evaluated in a pilot study in children between 8-12 years old with Sensory Processing Dysfunction (“SPD”) who also met research criteria for ADHD. Recruitment for this study began in February 2014 and ended in January 2015. These children experience attention deficits that often impact their academic and social development. A sample of 38 SPD and 25 typically developing children were tested on behavioral, neural and parental measures of attention before and after a four-week iPad-based at-home cognitive remediation program. The primary endpoints were a Test of Variables of Attention (TOVA) reaction time (mean RT first half) and RT variability (RT-var first half) and ADHD-inattention symptoms (as measured with Vanderbilt inattention subscale, parent report). The secondary endpoints were Neurophysiology EEG Midline Frontal Theta (MFT) during TOVA and perceptual discrimination task. This was a feasibility study and a power analysis was not conducted. At baseline, 54% of children with SPD met or exceeded criteria on a parent report measure for inattention/hyperactivity. Notable deficits involving sustained attention, selective attention and goal management were observed only in the subset of SPD children with parent-reported inattention. This subset of children also showed reduced midline frontal theta activity, a well-established measure of attentional control derived from the electrical activity of the brain. Following the cognitive intervention, only the SPD children with inattention/ hyperactivity showed both improvements in midline frontal theta activity and on a parental report of inattention. Notably, 33% of these individuals no longer met the clinical cut-off for inattention, with the parent-reported improvements persisting for nine months. These findings support the benefit of a targeted attention intervention for a subset of children with SPD, while simultaneously highlighting the importance of having a multifaceted assessment for individuals with neurodevelopmental conditions to optimally personalize treatment.

A 9 months follow up study (no intervention with AKL-T01 and continued treatment as usual) revealed that participants showed a significant decrease in parent-observed inattentive behaviors (p = 0.66, Cohen’s D = 0.14), which remained stable in a nine-month follow-up assessment. A Generalized Estimating Equations analysis was used to assess changes in symptoms over time, specifically to determine whether the initial improvements were retained. The SPD plus inattention cohort continued to show sustained benefits on their parent-reported scores of inattention, with 54% of SPD plus inattention individuals no longer meeting criteria for ADHD three years following intervention.

Consistent and Clinically Meaningful Improvements in Objective Attention across Studies in ADHD

We observed consistent improvements in TOVA API and related key measures of objective attention (reaction time (RT Mean H1) and reaction time variability (RT Var)) across all studies of AKL-T01 in children with attention impairment.

We believe the overall efficacy profiles of the ADHD studies described herein reflect the targeted nature of the treatment and underlying technology, i.e., to target attention networks. We believe these efficacy profiles meet an important need for children in ADHD, which is reinforced by the indication of EndeavorRx. Specifically, the FDA-authorized indications for use specify that EndeavorRx is intended to improve attention function, and that EndeavorRx is for children ages 8-12 years old with primarily inattentive or combined-type ADHD, who have a demonstrated attention issue, and to be used alongside their current treatment program, and that EndeavorRx should be considered for use as part of a therapeutic program that may include clinician-directed therapy, medication, and/or educational programs, which further address symptoms of the disorder.

Electroencephalography (“EEG”) study of AKL-T01 in ADHD

This single-arm, unblinded 4-week study was conducted at UCSF and assessed a sample of 25 children with ADHD (8–12 years old) on neural, behavioral, and clinical metrics of attention before and after a four-week at-home intervention with AKL-T01. The primary endpoints were neural assessment of attentional control, change in midline frontal theta (MFT) power as measured by Perceptual Discrimination Task (PDT)-Locked Electroencephalogram (EEG) from day 0 to day 28. The exploratory endpoints were objective behavioral measures of attention, such as a perceptual discrimination task, reaction time and reaction time variability metrics, and sustained attention task (a continuous performance task similar to TOVA). The parent reported ADHD symptoms were measured on the Vanderbilt inattention subscale. This was a feasibility study and a power analysis was not conducted.

The study found that children showed enhancements on MFT, as well as on objective behavioral measures of attention and parent reports of clinical ADHD symptoms. There were also observed relationships between the neural and behavioral cognitive improvements, demonstrating that those children who showed the largest intervention-related neural gains were also those that improved the most on the behavioral tasks indexing attention.

Graph (a) shows the time course of MFT EEG changes during treatment with AKL-T01 and shows there was a general increase in MFT magnitude following four weeks of treatment with AKL-T01 (change from pre- to post- intervention).

Graph (b) illustrates improvements in MFT following four weeks of treatment with AKL-T01 at the corresponding early, peak and late time windows during treatment, through topographic heat maps with the MFT area of interest highlighted with a dotted bounding box.

Clinical development program in ADHD

We are conducting several clinical trials to expand our leadership in prescription digital therapeutics in ADHD, building on our flagship product EndeavorRx, which is FDA authorized in 8-12 year old children with primarily inattentive or combined-type ADHD, who have a demonstrated attention issue.

U.S. study of TALi technology in early childhood

Planning is underway to conduct a clinical trial of technology exclusively licensed from TALi Digital in children ages 3-8 to support a path to regulatory clearance in the U.S. The technology has demonstrated improved attention in both neurotypical (those with brain functions, behaviors, and processing considered standard or typical) and neurodivergent (those having brain functioning that is not typical) children and is currently available in the following countries:

•
Australia, in which the technology does not require a medical prescription;
•
India, in which the technology does not require a medical prescription; and
•
Singapore, in which the technology does not require a medical prescription.

U.S. study of AKL-T01 in adolescents (STARS-ADHD-Adolescents)

Akili has conducted a multi-center pivotal trial to evaluate objective attention functioning and ADHD symptoms and impairments in adolescents, ages 13 to 17, with a diagnosis of ADHD (combined or Inattentive subtypes), who are stable on or off ADHD medication, after four-weeks of SSME treatment.

In January 2023, we announced top-line results of this STARS-ADHD-Adolescents label expansion trial evaluating the efficacy and safety of AKL-T01 (marketed and branded as EndeavorRx in the U.S.) in 162 adolescents ages 13-17 with ADHD, with the trial meeting its primary endpoint and showing statistically-significant improvement in a number of other symptom outcomes. In addition, we intend to use this study data in our planned regulatory submission to the FDA in 2023 to seek an expanded label for EndeavorRx and plan to present full data from this study at a future medical meeting.

U.S. study of AKL-T01 in adults (STARS-ADHD-Adults)

In January 2023, we announced that based on the slower-than anticipated trial recruitment and the positive clinical data from the above STARS-ADHD-Adolescents pivotal trial and our desire to maximize capital efficiency, we discontinued recruitment of STARS-ADHD-Adults, the multi-center pivotal trial to assess the efficacy of AKL-T01 in adults 18 years and older diagnosed with ADHD in order to analyze the trial data. The study enrolled 223 patients and is evaluating objective attention functioning and ADHD symptoms/impairments in adults with a diagnosis of ADHD (combined or inattentive subtype), stably on or off ADHD medication, after six-weeks of AKL-T01 treatment.

Shionogi study of SDT-001 in Japan

Through our strategic partnership with Shionogi announced in March 2019, Akili conducted a study of SDT-001, which is substantially the same SSME-based software as the AKL-T01 product candidate, but localized for Japanese language and culture for distribution in Japan, in children with ADHD in Japan. The study was designed to evaluate the feasibility, safety and efficacy of the investigational digital therapeutic in children with ADHD and to inform the design of a future pivotal study. To enable this clinical trial, Akili localized AKL-T01 for use in the Japanese market, which included adapting for language and culture and establishing infrastructure in Japan to support the investigational device.

The randomized, controlled study of SDT-001 enrolled children ages 6-17 years diagnosed with ADHD whose ADHD RS-IV Inattention score was 15 or over. A total of 261 patients were enrolled across three study groups: (1) participants who received the Akili SDT-001 digital treatment, (2) participants who continued treatment as usual (“TAU”), consisting of psychoeducation and environmental support, and (3) participants who received a version of the treatment with reduced cognitive tasks and adaptability (“Sham”). The SDT-001 treatment group showed larger improvements across the clinical endpoints compared to both the TAU and the Sham groups. In the total population, the improvements seen over Sham did not meet statistical significance, but post hoc analysis applying the propensity score suggested that SDT-001 improvements over TAU were statistically significant (p < 0.05). SDT-001 was generally well-tolerated and there were no serious adverse events. Adverse events reported were consistent with previous clinical studies of AKL-T01. There were 4 adverse device reactions reported in patients treated with SDT-001, which were mild in severity including irritability, headache, tinnitus and nausea.

In August 2022, we announced that following a successful Phase 2 trial, Shionogi had commenced a pivotal Phase 3 portion of this study, that clinical trial sites had begun enrolling patients, and that results from the study are expected in the second half of 2023.

Upcoming Milestones in ADHD

•
Shionogi pivotal trial data in Japan: Expected H2 2023
•
Full pivotal trial data in adolescent ADHD patients to be presented/published: Expected H2 2023
•
Regulatory submission to FDA to seek expanded label for EndeavorRx: Expected 2023
•
Top-line pivotal trial data in adult ADHD patients to be presented published: Expected H2 2023

Autism spectrum disorder (“ASD”)

ASD is a neurodevelopmental disorder characterized by impairments in social communication and social interaction and restricted repetitive patterns of behavior, interests and activities. Children with ASD are at high risk for impairments in attention function and are often initially diagnosed because of delays in language development or deviant language skills, or because of lack of the intent to communicate. The presence of ADHD symptoms in children with ASD is associated with worse cognitive (attention) control.

Individuals with ASD have varying degrees of impairment that require customized management based on the child’s age and needs. Treatment for ASD is focused on behavioral and educational interventions as well as pharmacological interventions to treat targeted symptoms such as hyperactivity, inattention, impulsivity, aggression, anxiety and obsessive-compulsive behaviors. Risperidone and aripiprazole are the only approved treatments for the behavioral disturbances associated with ASD. Common adverse effects from these drugs include weight gain, sedation and Parkinson’s-like symptoms such as muscle spasms and stiffness.

Clinical evidence in ASD

We have conducted a pilot study of an investigational new treatment product built on our SSME technology engine in patients with ADHD with ASD, utilizing the AKL-T02 variation of our treatment software. While leveraging the same SSME core mechanics and video game interface found in our EndeavorRx product, to address the distinct needs of ASD patients, the rate of change in challenge levels of our investigational treatment product in ASD is decreased. Our pilot study demonstrated high acceptability and engagement of the treatment and an improvement in attention measures compared to a control condition. The study demonstrated an improvement in TOVA scores following use of the Akili investigational treatment compared to a control educational style video game. The primary endpoint was TOVA API. The secondary endpoints were the ADHD Rating Scale IV, parent report and the Behavior Regulation Inventory of Executive Function-2 (BRIEF-2), social skills improvement system and the spatial working memory task from the Cambridge Neuropsychological Test Automated Battery (CANTAB). This study was a feasibility study and no power analysis was performed.

The study was conducted at the Children’s Hospital of Philadelphia Center for Autism Research, which enrolled 19 children with autism, aged 9-13 years old and with an average age of 10 years old. Patients received either our investigational treatment (AKL-T02) or a control educational style video game based on a word challenge game. Patients were asked to play the game for 30 minutes a day, five days a week, for four weeks.

This pilot study found that not only did the child participants like and engage with our investigational treatment, their attention on the TOVA test of attention improved similar to what was seen in our studies of children with only an ADHD diagnosis. The control video game did not demonstrate improvement in the mean TOVA score. There was one adverse event (decreased frustration tolerance) in the AKL-T02 group; no serious adverse events were reported.

Clinical development program and upcoming milestones in ASD

As noted previously with our updated 2023 operating plan, this clinical program has been de-prioritized temporarily while we focus resources on EndeavorRx market growth in the ADHD population and assess our strategy for advancing products with the ASD population.

Major depressive disorder (“MDD”)

Major depressive disorder is the most prominent subtype of depression, and people suffering from MDD typically have a depressed spirit or mood, known as dysphoria, reduced energy and decreased activity level. They also have a reduced capacity for enjoyment, a lowered self-esteem and reduced self-confidence.

Cognitive impairment is a fundamental diagnostic criterion of depression. Data show that cognitive symptoms are present during up to 94% of depressive episodes and, for many patients, persist even after successful antidepressant treatment (seen in up to 44% of periods of remission). Such cognitive impairments have been shown to be a predictor of daily function.

The most common treatments for a person diagnosed with depression are medication and psychotherapy. There are approximately three dozen medications approved by FDA for managing depression. Commonly prescribed antidepressant medications include fluoxetine, sertraline, paroxetine, escitalopram, venlafaxine, desvenlafaxine and duloxetine. While these drugs are effective for many patients, approximately two-thirds of subjects do not achieve remission with a single medication, and approximately one-third of subjects did not achieve remission despite trying four medications. As such, there are large numbers of MDD patients for whom medication therapy is insufficient to alleviate their symptoms. Non-pharmacological approaches for depression include psychotherapy, physical activity and neurostimulation (interventions that deliver mild electrical or magnetic pulses to the brain) for severe, treatment-resistant depression.

Clinical evidence in MDD

Our development program in MDD utilizes the same SSME core mechanics and video game interface found in our EndeavorRx product, but is customized to appeal to an adult patient population.

Our proof of concept study in MDD was a multi-center, randomized, controlled trial of our SSME technology engine, utilizing the AKL-T03 variation of our treatment software, in 74 adult patients diagnosed with mild-to-moderate MDD symptoms and with mild-to-moderate cognitive impairment. All participants were on stable antidepressant medication. Participants were randomized 1:1 to AKL-T03 or a control game. Both groups used the treatment/control at home, five days per week for 25 minutes per day, on a tablet device for six weeks. Following the treatment period, an in-clinic assessment was conducted to assess key outcomes. The primary outcome of the study assessed sustained attention as measured by TOVA, an FDA-cleared objective measure of attention.

In the study, AKL-T03 showed a statistically significant improvement in sustained attention compared to control (p=0.002) on the predefined primary endpoint, as measured by the TOVA engagement with AKL-T03 also showed a strong correlation with improved processing speed. There were no serious adverse events observed for AKL-T03. Two (5.5%) of 37 patients using AKL-T03 reported an intervention-related adverse event (headache) Results of the study have been accepted for publication in The American Journal of Psychiatry.

Clinical development program and upcoming milestones in MDD

As noted previously with our updated 2023 operating plan, this clinical program has been de-prioritized temporarily while we focus resources on EndeavorRx market growth in the ADHD population and assess our strategy for advancing products with the MDD population.

Multiple sclerosis (“MS”)

Multiple sclerosis is an inflammatory neurologic disease in which the destruction of myelin inhibits communications between the nerves in the brain. MS frequently causes extreme fatigue, numbness, weakness, difficulty with eyesight, spasticity, speech problems, problems with coordination and problems with memory and concentration.

Cognitive symptoms in patients with MS are predictive of loss of employment, loss of quality of life, and affects all aspects of daily life.

Treatment of MS focuses on symptom management, treatment of attack, and reduction of disease progression. A number of immunosuppressive disease-modifying therapies have been approved that reduce the rate of disease progression, but they do not stop it. Therefore, MS treatment management includes symptomatic treatments as well as rehabilitative and psychological approaches such as physical therapy, speech therapy, occupational therapy and cognitive rehabilitation. There are no current treatments for MS that are specifically designed to address cognitive impairments.

Clinical evidence in MS

Our development program in MS leverages the SSME therapeutic engine and is focused on treating adult patients. We initially conducted a pilot study in 21 patients with UCSF. Participants completed an in-clinic baseline neurological evaluation and then used our investigational digital therapeutic in-home for 25 minutes daily, five days weekly, for four weeks. This was followed by a repeat in-clinic evaluation. The study showed significant improvement in processing speed in patients who used our investigational digital therapeutic.

We then conducted a proof of concept study designed to assess our investigational digital therapeutic’s ability to improve processing speed in adults with MS as compared to control. Recruitment for this study was between March and September 2018 for adults between the ages of 18-70 years old. The double-blind randomized controlled clinical trial enrolled 40 adults with MS and baseline Symbol Digit Modalities Test (“SDMT”) z- scores between -2 and 0. After completing a baseline in-clinic evaluation (Visit 1), subjects were randomized to complete our in-home investigational digital therapeutic utilizing the AKL-T03 variation of our treatment software or a control word game for up to 25 minutes/day, five days/week, for six weeks. A repeat in-clinic evaluation occurred at six weeks (Visit 2), and again eight weeks later to determine persistence of effects (Visit 3). The primary endpoint was SDMT and the secondary endpoint was Paced auditory Serial Addition Test (“PASAT”). No power analysis was reported by the study investigators.

The pre-specified primary outcome was change in SDMT score between Visits 1 and 2. The study demonstrated clinically significant improvement in SDMT (>4) following six weeks of AKL-T03 use (vs. baseline). This clinically meaningful 4+ point increase in SDMT was maintained after a further eight weeks observation period. No adverse events were reported. The statistical analysis from the study showed:

•
SDMT: No difference between group, p=0.21. Both the AKL-T03 and control groups showed statistically significant improvements, p<0.001 and p=0.024, respectively.
•
At 8 weeks follow up, responders analysis (clinically meaningful +4 point increase in SDMT relative to baseline SDMT score) was statistically significant favoring AKL-T03, p=0.038.
•
PASAT: No difference between group, p=0.93. Both the AKL-T03 and control groups showed statistically significant improvements, p=0.002 and p=0.07 (marginally significant), respectively.

Clinical development program and upcoming milestones in MS

As noted previously with our updated 2023 operating plan, this clinical program has been de-prioritized temporarily while we focus resources on EndeavorRx market growth in the ADHD population and assess our strategy for advancing products with the MS population.

Acute cognitive dysfunction

Cognitive impairments can occur after acute insults to the brain due to trauma, infection, hypoxia, inflammation, medication, toxins, critical illness, cancer and more. Patients with acute cognitive dysfunction may experience issues related to attention, processing speed, multi-tasking, immediate recall and short- and long-term memory among other impairments.

These impairments can have a significant impact on individuals’ daily functioning and quality of life. Cancer- related cognitive dysfunction (“CRCI”) has a negative impact on survivors’ ability to work, carry out routine activities, and engage in social and family relationships. And, in a recent study of COVID-19 survivors, for instance, “COVID fog” symptoms including cognitive impairment impacted their ability to work for six months or more.

Clinical evidence in acute cognitive function

Evaluating the ability of our SSME technology to improve impairments related to acute cognitive dysfunction, we conducted a pilot study between September 2015 and April 2019 of 84 patients with TBI, including 60 85-year-old veterans with a history of multiple mild TBIs, or at least one incident of moderate TBI, and related subjective cognitive complaints. The primary endpoint was attention as measured by TOVA API, RT, and RT variability. The secondary endpoints were working memory as measured by WAISS Letter number sequencing, and the symbol span, processing speed as measured by the WAISS symbol search, Trail Making Test A and the color naming, color reading response time, executive functioning as measured by Trail Making Test B, the color word inhibition test, and tower test, and memory as measured by HVLT-R learning, delayed recall and recognition.

The data from the study showed significant improvement in measures of attention (reaction time) and working memory, compared to controls.

This was a feasibility study and no specific power analysis was conducted. There was a statistically significant difference for attention, p=0.045. Only AKL-T01 showed significant improvement, p=0.006. Neither the control group (p=0.43) nor the no contact group (p=0.79) changed their attention performance. This improvement was maintained for 3 months post-intervention. There were no other changes on the other cognitive domains, all p<0.05. No adverse events were reported.

Clinical development program and upcoming milestones in acute cognitive dysfunction

As noted previously with our updated 2023 operating plan, this clinical program has been de-prioritized temporarily while we focus resources on EndeavorRx market growth in the ADHD population and assess our strategy for advancing products with the acute cognitive dysfunction population.

Pilot studies in COVID fog

There are currently no FDA-approved treatments for cognitive impairments in COVID-19 survivors (“COVID fog”) and recent research suggests that it can affect between 20-80% of COVID-19 survivors who had been hospitalized. We are working with research teams at Weill Cornell Medicine, NewYork-Presbyterian Hospital and Vanderbilt University Medical Center to conduct randomized, controlled clinical studies evaluating the ability of our investigational digital therapeutic to target and improve cognitive functioning in COVID-19 survivors who have exhibited a deficit in cognition.

The ongoing Akili, Weill Cornell Medicine and NewYork-Presbyterian Hospital randomized, controlled study is evaluating AKL-T01 in approximately 100 COVID-19 survivors ages 18-89 who have exhibited a deficit in cognition. The study will take place over 10 weeks, with six weeks of treatment and four weeks of follow-up. Half of the study participants will receive the investigational digital treatment and half will serve as a control group. The primary endpoint of the study is mean change in cognitive function, as assessed by a measure of attention and processing speed. Secondary endpoints include additional measures of cognitive functioning. The study is being conducted remotely in patients’ homes, and patients in the control arm will have the option to receive the AKL-T01 intervention after the conclusion of their participation in the control group.

The ongoing Akili and Vanderbilt randomized, controlled study is evaluating AKL-T01 in approximately 100 COVID-19 survivors ages 18 and older who have exhibited a deficit in cognition. The study is recruiting from subjects who have completed the SARS-CoV-2 Household Transmission Study. Half of the study participants will receive the investigational digital treatment for four weeks and half will serve as a control group. The primary endpoint of the study is mean change in cognitive function, as measured by CNS Vital Signs (composite score of cognitive function, especially attention and processing speed). Secondary endpoints include additional measures of cognitive functioning. The study is being conducted remotely in patients’ homes.

We expect data from our pilot studies in COVID fog in the first half of 2023.

Pilot study in postoperative patients

Working with Vanderbilt’s Critical Illness, Brain Dysfunction and Survivorship (CIBS) Center, we are conducting pilot studies of AKL-T01 in older surgical patients. The ongoing COPE-iOS study will assess the efficacy of AKL-T01 in improving cognitive outcomes in post-op patient populations by combining cognitive and physical training as part of interventions that occur before surgery and up to three months after hospital discharge.

The COPE-iOS controlled study will randomize approximately 250 patients over 60 years old undergoing elective major non-cardiac surgery to evaluate the efficacy of a comprehensive cognitive training program (digital cognitive intervention and supervised progressive multimodal physical exercise) in improving long-term cognitive outcomes as compared to an active control (control computer game, health information, stretching exercises) for two to four weeks prior to surgery and for three months after discharge. The primary endpoint of the five year study is the difference in global cognition between intervention and active control three and 12 months after discharge. Neuropsychological professionals blinded to treatment assignment and hospital course will assess global cognition at baseline and after discharge using the CNS Vital Signs neurocognitive battery. In addition, Vanderbilt will obtain blood to evaluate biomarkers of neuronal injury and will be performing brain MRI imaging at baseline and three months after discharge, providing a robust mechanistic aim of the study in addition to evaluation of cognition and physical function outcomes. This is a long term study and no results are expected before mid-to late 2024.

Pilot study in CRCI

We are working with UCSF to conduct a pilot study in patients with cancer-related cognitive dysfunction. The study will randomize approximately 60 patients to evaluate the feasibility, safety and initial signals of efficacy of AKL-T01 as compared to control game. Half of the study participants will receive the investigational digital treatment for four weeks and half will serve as a control group. They will use the treatment or control game for 25 minutes per day, five days a week for four weeks. Cognitive measures will include TOVA and Adaptive Cognitive Evaluation (“ACE”), a mobile cognitive control assessment battery.

Cognitive Assessment

Cognition is often only assessed when there is a specific, subjective complaint from patients, family members or caregivers. There is no consistent clinical protocol for how to use cognitive assessment tools. Most cognitive assessments have not changed in decades, and many are still performed on pen and paper.

Clinical evidence in cognitive assessment

Our development program in this space leverages our SSME therapeutic engine, but with a focus on assessment as opposed to treatment.

A pilot study was conducted in 100 patients with MS, which showed positive correlation between our SSME technology and a recognized cognitive function measure, known as SDMT, in assessing cognition in MS (graph on left below).

We also conducted a pilot study in 54 healthy older adults in collaboration with Pfizer. The study showed the potential for SSME assessment to detect cognitive differences between amyloid positive and amyloid negative status, where amyloid is a protein biomarker associated with a higher risk of progression to dementia, in otherwise healthy individuals (graph on right).

Clinical development program and upcoming milestones in acute cognitive dysfunction

There is an ongoing collaborative study that is being conducted for cognitive monitoring in a healthy aging population

Additional technology engines

We have previously developed or licensed two additional technologies beyond SSME – SNAV and BBT. SNAV targets spatial navigation and episodic memory, and BBT targets attention, goal management and working memory. These technologies have potential to improve certain cognitive impairments associated with a number of medical conditions, including Alzheimer’s and Mild Cognitive Impairment (“MCI”). In addition to the technology engines in our current portfolio, we continuously assess new innovative technologies through our internal R&D efforts and through potential licensing and acquisition.

Intellectual Property

We actively seek to obtain patent protection in the U.S. and other countries for inventions covering our products and technologies. We also license patents and technologies from third parties. Further, we rely on copyrights (including copyright registrations for software designs), trademarks and trade secrets relating to our proprietary PDT algorithms or processes, in order to develop, strengthen and maintain our proprietary position in the PDT field.

We solely own or exclusively license 21 utility patent families directed to software or methods related to cognition and/or digital therapeutics, including, as of March 1, 2023, twelve patents allowed in the U.S., eleven patents allowed in Japan, one patent allowed in Canada, one patent allowed in Australia, three patents allowed in China and five patents allowed in South Korea. Patent expiration dates noted below refer to earliest potential statutory expiration dates and do not take into account any potential patent term adjustments or extensions that may be available.

Exclusively licensed utility patent families include the following:

•
An exclusive license from UCSF to a patent family directed to software and methods for enhancing cognition via a task performed in the presence of interferences (distractions and/or interrupters) (see “Agreements/Third Parties—UCSF Neuroracer Agreement” below for a description of this exclusive license agreement). Two U.S. patents, five Japanese patents and one Canadian patent have been allowed in this family, the patents expiring as early as 2031 (Japan and Canada) and 2032 (U.S.). Additional applications are pending in this family in Australia, Canada, Japan and Europe.
•
An exclusive license from UCSF to a patent family directed to software and methods for enhancing cognition via a task with both a physical and cognitive component. One Japanese patent has been allowed in this family, expiring as early as 2035. Additional applications are pending in this family in the U.S., Australia, Canada, Europe, Hong Kong and Japan.

Solely owned utility patent families include the following:

•
A patent family directed to a personalized cognitive training regimen through difficulty progression. One U.S. patent, one Japanese patent and one South Korean patent have been allowed in this family and will expire as early as 2035. Additional applications are pending in this family in Australia, Canada, Europe and Hong Kong.
•
A patent family directed to processor-implemented systems and methods for measuring cognitive abilities. Two U.S. patents and one South Korean patent have been allowed in this family and will expire as early as 2036. Additional applications are pending in this family in Canada, Europe and Japan.
•
A patent family directed to signal detection metrics in adaptive response-deadline procedures. One Chinese patent and one South Korean patent have been allowed in this family and will expire as early as 2037. Additional applications are pending in this family in the U.S., Australia, Canada, Europe, Japan, Hong Kong and Macau.
•
A patent family directed to audio-only interference training for cognitive disorder screening and treatment. Two U.S. patents have been allowed in this family and will expire as early as 2039. Additional applications are pending in this family in China, Hong Kong, South Korea, Canada, Australia and Japan.
•
A patent family directed to facial expression detection for screening and treatment of affective disorders. One U.S. patent has been allowed in this family and will expire as early as 2039. Additional applications are pending in this family in China, Hong Kong, South Korea, Canada, Australia and Japan.
•
A patent family directed to a platform configured to render computerized emotional/affective elements for use as stimuli in computerized tasks. One South Korean patent and one Chinese patent have been allowed in this family and will expire as early as 2037. Additional applications are pending in this family in Australia, Canada, Europe, Japan, the U.S, and Hong Kong.
•
A patent family directed to a cognitive platform coupled with a physiological component. One U.S. patent, one Japanese patent, one Australian patent, one Chinese patent and one South Korean patent have been allowed in this family and will expire as early as 2037. Additional applications are pending in this family in Australia, Canada, China, Europe, and Hong Kong.
•
A patent family directed to a distributed network for the secured collection, analysis, and sharing of data across platforms. One Japanese patent has been allowed in this family and will expire as early as 2038. Additional applications are pending in the U.S., Canada, Europe, Australia and China.
•
A patent family directed to systems and methods for scientific evaluation of program code outputs. One U.S. patent has been allowed in this family and will expire as early as 2040. Additional applications are pending in Canada, Australia, Japan, South Korea and China.
•
A patent family directed to a cognitive platform including computerized elements. One U.S. patent has been allowed in this family and will expire as early as 2038. Additional applications are pending in the U.S., Canada, Europe, Japan, Australia, China, and Hong Kong.

•
A patent family directed to a cognitive platform for identification of biomarkers and other types of markers. One U.S. patent and one Japanese patent have been allowed in this family and will expire as early as 2037. Additional applications are pending in Europe, Canada and Australia.
•
A patent family directed to a platform for identification of biomarkers using navigation tasks and treatments using navigation tasks. One Japanese patent has been allowed in this family and will expire as early as 2037. Additional applications are pending in the U.S., Australia, Canada, China, Europe, Japan, and South Korea.
•
A pending patent family directed to a cognitive platform for deriving effort metric for optimizing cognitive treatment, with applications pending in the U.S., Canada, Europe, Australia, Japan, South Korea, China and Hong Kong. If any patents are allowed in this family, they could expire as early as 2039.
•
A pending patent family directed to systems and methods for software design control and quality assurance, with applications pending in the U.S., Australia, Canada, Europe, China, Japan, Taiwan, and South Korea. If any patents are allowed in this family, they could expire as early as 2040.
•
A pending patent family directed to a system and method for adaptive configuration of computerized cognitive training programs, with applications pending in the U.S. and pursuant to the International Patent Cooperation Treaty. If any patents are allowed in this family, they could expire as early as 2041.
•
A pending patent family directed to a method for algorithmic rendering of graphical user interface elements, with applications pending in the U.S., Taiwan and pursuant to the International Patent Cooperation Treaty. If any patents are allowed in this family, they could expire as early as 2041.
•
A pending patent family directed to a method and system for determining equitable benefit in digital products and services, with an application pending in the U.S. If any patents are allowed in this family, they could expire as early as 2042.
•
A pending patent family directed to a cognitive platform including computerized evocative elements in modes, with applications pending in the U.S., Australia, Canada, China, Europe, Hong Kong, Japan and South Korea. If any patents are allowed in this family, they could expire as early as 2037.
•
A pending patent family directed to cognitive screens, monitor and cognitive treatments targeting immune-mediated and neuro-degenerative disorders, with applications pending in the U.S., Taiwan, Canada, Europe, Japan, China, Hong Kong and South Korea. If any patents are allowed in this family, they could expire as early as 2039.

In addition to our utility patents, we own three families of design patents worldwide, relating to various former and/or current Company logos or designs for our software applications, including over 40 granted or allowed design patents as of March 1, 2023. One family of design patents is directed to a graphical user interface with an animated logo for a display screen, with one allowed patent in the U.S., which patents would expire as early as 2034. A second family of design patents is directed to an animated graphical user interface for a display screen, with allowed patents in the U.S., Australia, Canada, Europe, Japan and South Korea, which patents would expire as early as 2030, and a pending application in China. A third family of design patents is directed to a graphical user interface for a display screen, with allowed patents in the U.S., Australia, Canada, China, Europe, Japan and South Korea, which patents would expire as early as 2027. The foregoing design patent expiration dates assume all applicable renewals are paid when due.

Registered Copyrights

In addition to our portfolio of utility and design patents, we hold copyright in our PDTs and companion software apps and pursue federal copyright registration where appropriate. We have registered copyrights with the U.S. Copyright Office in certain core designs and images in our PDTs and companion apps, and can additionally utilize international copyright protection such as the Berne Convention as applicable.

Registered Trademarks

We also protect our trademarks and associated brand recognition by registering trademarks with the United States Patent and Trademark Office and foreign trademark offices.

While we consider these proprietary technology rights to be important to us, a range of factors help to mitigate the future effects of patent and license expiration on our results of operations and financial position. These factors include: publications, including peer-reviewed third-party studies, that demonstrate the efficacy of our products; our brand strength and reputation in the marketplace; our existing distribution platform and our customer support; the applicable regulatory approval status for certain products; our continued investments in innovative product improvements that often result in new technologies and/or additional patents; our investment in innovations that results in new product offerings that often are patentable; and our significant know-how, scale and investments related to the clinical development and commercialization of associated product offerings.

Our commercial success may depend in part on our ability to: obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents, copyrights, trademarks and other proprietary rights; preserve the confidentiality of our trade secrets; and operate without infringing the valid, enforceable patents and other proprietary rights of third parties. Our ability to limit third parties from making, using, selling, offering to sell or importing our products may depend on the extent to which we have rights under valid and enforceable licenses, patents, copyrights or trade secrets that cover these activities. In some cases, enforcement of these rights may depend on third-party licensors or co-owners. With respect to both company-owned and licensed intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial products.

Agreements/Third Parties

Shionogi Collaboration Agreement

In March 2019, Shionogi & Co. Ltd. exercised its option to enter into an exclusive collaboration and license agreement (the “Shionogi Agreement”) with us, pursuant to which we and Shionogi agreed to collaborate in the development and commercialization of certain digital therapeutic products, including EndeavorRx and AKL-T02, variations of Akili’s SSME technology, in the licensed field in Japan and Taiwan. Under the agreement, Shionogi will be primarily responsible for the development and commercialization of such licensed products at its own cost and expense. Shionogi has agreed to use commercially reasonable efforts to obtain regulatory approval for certain licensed products, including EndeavorRx and AKL-T02, in each indication in the licensed field throughout Japan and Taiwan. The development and commercialization of the licensed products are overseen by a joint steering committee comprised of an equal number of representatives from each of us and Shionogi. We maintain control over the development and commercialization of the licensed products worldwide for all indications, and in Japan and Taiwan for all indications outside of Shionogi’s licensed field. Additionally, we provide certain technical support services to Shionogi, and we have agreed to certain responsibilities with respect to licensed product development activities under the agreement.

Pursuant to the Shionogi Agreement, for a given licensed product, we have granted to Shionogi an exclusive license, with the right to grant sublicenses, under certain patent rights and know-how controlled by us (1) to clinically develop such licensed product anywhere in the world for the purposes of obtaining regulatory approval and commercializing such licensed product in the licensed field in Japan and Taiwan and (2) commercialize such licensed product in the licensed field in Japan and Taiwan.

To date, we have received an aggregate amount of approximately $25.4 million from Shionogi under the Shionogi Agreement, which includes an initial upfront fee payment of $10.0 million, an additional $10.0 million option exercise payment, proceeds from a $5.0 million corporate bond and $0.4 million to produce a control version of our software for the trials in Japan. We are also entitled receive up to a total of $105.0 million in total development and commercial milestones across all licensed products. Additionally, we are entitled to royalties, in a range between 20-30%, on annual net sales of licensed products in the territory so long as Shionogi continues to sell the licensed products in such territory, subject to certain specified reductions. Shionogi will also help fund development costs in Japan and Taiwan.

In connection with Shionogi exercising its option to enter into the agreement, we issued a $5.0 million corporate bond to Shionogi for cash. The corporate bond is unsecured and is subordinated to our obligations under indebtedness for borrowed money owed by us to any bank or other financial institution.

Unless earlier terminated, the Shionogi Agreement will continue in effect until the expiration of all of Shionogi’s payment obligations thereunder. Either party may terminate the agreement upon an uncured material breach of the agreement by the other party or upon the occurrence of certain events of insolvency of the other party. Additionally, Shionogi may terminate the agreement for any or no reason, in its entirety or on a licensed product-by-licensed product basis, upon specified written notice to us. Shionogi may also terminate the agreement on a licensed product-by-licensed product basis for safety reasons, certain clinical failures, or in the event that any third-party in-license entered into by us is terminated and cannot be reestablished within a specified period to allow Shionogi to continue exercising its rights under the agreement.

In the event that Shionogi has the right to terminate the Shionogi Agreement, in whole or with respect to a particular target, upon our uncured material breach, then in lieu of so terminating, Shionogi has the right to elect to the have the agreement continue in full force and effect; provided that Shionogi shall pay a reduced royalty. In the event that Shionogi terminates the agreement at will, or if we terminate for a breach or insolvency, we are entitled to certain reversionary rights with respect to the terminated licensed products.

In the event that we want to develop or commercialize certain digital therapeutic products (other than the licensed products) in Japan or Taiwan, we agreed to allow Shionogi a one-time first right of negotiation to expand the scope of the agreement to include such products.

UCSF NeuroRacer Agreement

On October 18, 2013, we entered into an exclusive license agreement with The Regents of the University of California (the “UCSF NeuroRacer Agreement”), which was amended on May 17, 2018, and February 25, 2019. Certain granted patent claims licensed under the agreement cover aspects and/or functionality of EndeavorRx. Under the agreement, UCSF grants us an exclusive, worldwide, sublicensable license under UCSF’s rights in certain patents and copyrights controlled by UCSF, to, in the case of the licensed patents, make, use, sell, offer for sale and import, and to reproduce, prepare derivative works, distribute, perform, and, in the case of the licensed copyrights, display, certain licensed products, services, software, and methods covered by such patents and copyrights. Under the agreement, UCSF retains the right to use the licensed technology for educational and research purposes, including sponsored researching performed for or on behalf of commercial entities. Under this agreement, we have rights to two U.S. patents, five Japanese patents and one Canadian patent. These patents expire as early as 2031 (for the Japanese and Canadian patents) and 2032 (for the U.S. patents).

As consideration for entering into the UCSF NeuroRacer Agreement, we paid UCSF a license issue fee of $10,000. We also paid UCSF an aggregate license maintenance fee of $25,000 ($5,000 annually for five years up to the first sale of a licensed product). Additionally, we are obligated to pay to UCSF up to a total of $1.1 million in total milestone payments for products covered by the license (including EndeavorRx), including for certain patent-related, regulatory and commercial milestones. As of January 31, 2023, we have paid UCSF a total of $185,000 in such milestone payments.

In addition, we are obligated to pay to UCSF certain mid-single digit percentage royalties on annual net sales of licensed products, methods, or services depending on if such products, methods, or services are clinically tested or not, subject to certain specified reductions. Royalties are payable to UCSF from the date of first commercial sale of a licensed product or licensed service on a country-by-country basis until the later of expiration or abandonment of the licensed patents or on the tenth anniversary of the first commercial sale of each such licensed product or licensed service in such country. As of January 31, 2023, we have paid to UCSF a total of $424,947 in such royalty payments. In total, we have paid UCSF $644,947 under the UCSF NeuroRacer Agreement.

We are also obligated to pay UCSF certain tiered payments upon a change of control transaction (as defined in the agreement), up to a maximum of $2.5 million in such payments, depending on the total amount of payments to shareholders resulting from such transaction.

We must also pay to UCSF a tiered, low- to mid-double-digit percentage of any sublicensee revenue (as defined in the agreement), depending on the regulatory status of the licensed product applicable to such sublicense agreement. To date, we have not made any payments to UCSF in sublicensee revenue.

The UCSF NeuroRacer Agreement will remain in effect until the later of (i) expiration or abandonment of the last of the licensed patents or (ii) expiration of the licensed copyrights in all countries. UCSF may terminate the agreement upon an uncured breach of the agreement by us and the agreement will automatically terminate upon our insolvency. Additionally, we may terminate the agreement for any or no reason, in its entirety, or terminate our rights under the licensed patents on a country-by-country basis, upon specified written notice to UCSF.

TALi Agreement

In August 2021, we entered into a license agreement with TALi Digital Limited (the “TALi Agreement”) pursuant to which we license TALi’s technology designed to address early childhood attention impairments. Under the agreement, TALi grants us an exclusive license to develop, supply and commercialize certain technology controlled by TALi for the treatment of attention or cognitive conditions in children 12 years of age and younger, in the U.S.. TALi agreed to provide us a first right of refusal to any new use or functionality for the licensed technology, including for indications or applications outside of the licensed field or age cohort.

The development and commercialization of the licensed technology are overseen by a joint steering committee comprised of an equal number of representatives from each of us and TALi. TALi is responsible for certain initial development activities with respect to certain of the licensed technology, and we must reimburse TALi for such activities up to $2.0 million. We control all other development activities and all commercialization activities with respect to the licensed technology.

Pursuant to the TALi Agreement, we are obligated to pay to TALi up to a total of $2.0 million in regulatory milestone payments and up to a total of $35.5 million in commercial milestone payments. In addition, we are obligated to pay to TALi certain tiered mid-single digit percentage royalties on annual net sales of the licensed technology in the U.S. for the term of the agreement, subject to certain specified reductions. As of January 31, 2023, we have paid $0.1 million to TALi pursuant to the TALi Agreement.

Under the TALi Agreement, the patents in the patent family TALi has licensed to us will expire as early as 2035. The TALi Agreement will continue in effect until otherwise terminated. We may terminate the agreement for any or no reason upon notice after the completion of a clinical study approved by the joint steering committee or within 60 days after FDA marketing authorization of the TALi technology. Either party may terminate the agreement upon an uncured or uncurable material breach of the agreement by the other party, or upon the occurrence of certain events of insolvency of the other party. Additionally, TALi may also terminate the agreement if we have not consummated at least $1.0 million of sales for a product related to the licensed technology by the third anniversary of the first commercial sale of a product related to the licensed technology. However, we have the opportunity to pay TALi an amount equal to the difference between the actual sales and such threshold to avoid termination.

Government Regulation

Coverage and Reimbursement

Sales of any product depend, in part, on the extent to which such product will be covered by third-party payers, such as federal, state and foreign government healthcare programs, commercial insurance and managed healthcare organizations and the level of reimbursement for such product by third-party payers. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. These third-party payers are increasingly reducing reimbursements for medical products, drugs and services.

In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost- containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payer not to cover a product could reduce physician usage and patient demand for the product and also have a material adverse effect on sales.

Health Care Laws and Regulations

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payers, patient organizations and customers, may be subject to broadly applicable healthcare laws and regulations, including fraud and abuse laws. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. The laws that may affect our ability to operate include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
federal civil and criminal false claims laws, including the False Claims Act (“FCA”), which can be enforced through civil “qui tam” or “whistleblower” actions and civil monetary penalty laws, impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other federal health care programs that are false or fraudulent; knowingly making or causing a false statement material to a false or fraudulent claim or an obligation to pay money to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing such an obligation. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in the proceeds of any monetary recovery;
•
the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating these statutes without actual knowledge of the statutes or specific intent to violate them in order to have committed a violation;
•
the federal Physician Payment Sunshine Act, created under the ACA and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the US Department of Health and Human Services (“HHS”) information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other licensed health care practitioners and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•
analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws requiring the registration of pharmaceutical sales representatives.

In the U.S., to help patients afford our approved product, we may utilize programs to assist them, including patient assistance programs and co-pay coupon programs for eligible patients. Government enforcement agencies have shown increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar insurer actions. In November 2013, the CMS issued guidance to the issuers of qualified health plans sold through the ACA's marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that the CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. The CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. In September 2014, the OIG of the HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons. It is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition.

Third party patient assistance programs that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. The OIG has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria and do not link aid to use of a donor's product. However, donations to patient assistance programs have received some negative publicity and have been the subject of multiple government enforcement actions, related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. Specifically, in recent years, there have been multiple settlements resulting out of government claims challenging the legality of their patient assistance programs under a variety of federal and state laws.

On December 2, 2020, the HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers (PBMs), unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between PBMs and manufacturers. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and PBM service fees are currently under review by the current U.S. presidential administration and may be amended or repealed. Further, on December 31, 2020, CMS published a new rule, effective January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug ("Accumulator Rule"). On May 17, 2022, the U.S. District Court for the District of Columbia granted the Pharmaceutical Research and Manufacturers of America's (PhRMA) motion for summary judgement invalidating the Accumulator Rule. We cannot predict how the implementation of and any further changes to this rule will affect our business. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current U.S. presidential administration may reverse or otherwise change these measures, both the current U.S. presidential administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

Healthcare Reform

In 2010, the ACA was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The ACA contained a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and changes to fraud and abuse laws. For example, the ACA:

•
increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1% of the average manufacturer price;
•
required collection of rebates for drugs paid by Medicaid managed care organizations; and
•
imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs.

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year.

There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

In addition, other legislative and regulatory changes have been proposed and adopted in the U.S. since the ACA was enacted:

•
The U.S. American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
•
On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
•
On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
•
On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.

The Inflation Reduction Act of 2022, or IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.

Individual states have also been increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Data Privacy and Security Laws

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

Federal and state consumer protection laws are increasingly being applied by the U.S. Federal Trade Commission and states’ attorneys general to regulate the collection, use, storage and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content.

The security measures that we and our third-party vendors and subcontractors have in place to ensure compliance with privacy and data protection laws may not protect our facilities and systems from security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and human errors or other similar events. Even though we provide for appropriate protections through our agreements with our third-party vendors, we still have limited control over their actions and practices. A breach of privacy or security of personally identifiable health information or other personal information may result in an enforcement action, including criminal and civil liability, against us. We are not able to predict the extent of the impact such incidents may have on our business. Enforcement actions against us could be costly and could interrupt regular operations, which may adversely affect our business. While we have not received any notices of violation of the applicable privacy and data protection laws and believe we are in compliance with such laws, there can be no assurance that we will not receive such notices in the future.

There is ongoing concern from privacy advocates, regulators and others regarding data privacy and security issues, and the number of jurisdictions with data privacy and security laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identification, anonymization or pseudonymization of health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect that there will continue to be new proposed and amended laws, regulations and industry standards concerning privacy, data protection and information security in the U.S., such as the California Consumer Privacy Act (the “CCPA”), as amended by the California Privacy Rights Act (the “CPRA”), which went into effect on January 1, 2023. The CCPA and the CPRA create additional obligations with respect to processing and storing personal information, as well as a new state agency that is vested with authority to implement and enforce the CCPA and the CPRA. Additionally, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Already, in the U.S., we have witnessed significant developments at the state level. For example, on January 1, 2023, the Virginia Consumer Data Protection Act (the “CDPA”) became effective. Further, many additional US state privacy laws will go into effect throughout 2023: the Colorado Privacy Act (the “CPA”) (July 1, 2023); the Connecticut Data Privacy Act (the “CTDPA”) (July 1, 2023); and the Utah Consumer Privacy Act (the “UCPA”) (December 31, 2023). The CDPA, CPA, CTDPA, and UCPA are substantially similar in scope and contain many of the same requirements and exceptions as the CCPA, including a general exemption for clinical trial data and limited obligations for entities regulated by HIPAA. Any of these laws may broaden their scope in the future, and similar laws have been proposed on both a federal level and in more than half of the states in the U.S.

A number of other states and Congress have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

Our international operations are subject to international laws and regulations, regulatory guidance, and industry standards relating to data protection, privacy, and information security. For our EU and UK future operations, this includes the EU General Data Protection Regulation (the “GDPR”) as well as other national data protection legislation in force in relevant EU member states (including the GDPR in such form as incorporated into the law of England and Wales, Scotland and Northern Ireland by virtue of the European Union (Withdrawal) Act 2018 and any regulations thereunder and the UK Data Protection Act 2018 (the “UK GDPR”). The GDPR and the UK GDPR are currently still aligned but there may be further divergence in the future, including with regard to administrative burdens. The UK has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, which will introduce significant changes from the GDPR. This may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the EU and the UK.

The GDPR and UK GDPR are wide-ranging in scope and impose numerous additional requirements on companies that process personal data, including imposing special requirements in respect of the processing of health and other sensitive data, requiring that consent of individuals to whom the personal data relates is obtained in certain circumstances, requiring disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, creating mandatory data breach notification requirements in certain circumstances, requiring data protection impact assessments for high risk processing and requiring that certain measures (including contractual requirements) are put in place when engaging third-party processors. The GDPR and the UK GDPR also provide individuals with various rights in respect of their personal data, including rights of access, erasure, portability, rectification, restriction and objection. The GDPR and UK GDPR define personal data to include pseudonymized or coded data and requires different informed consent practices and more detailed notices for clinical trial participants and investigators than apply to clinical trials conducted in the U.S. We are required to apply GDPR and UK GDPR standards to any clinical trials that our EU and UK established businesses carry out anywhere in the world.

The GDPR and UK GDPR impose strict rules on the transfer of personal data to countries outside the EU, including the U.S. The UK and Switzerland have adopted similar restrictions. Although the UK is regarded as a third country under the GDPR, the European Commission (“EC”) has now issued a decision recognizing the UK as providing adequate protection under the GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EU remain free flowing.

To enable the transfer of personal data outside of the EU or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU (or otherwise subject to the GDPR) to controllers or processors established outside the EU (and not subject to the GDPR). The new standard contractual clauses require exporters to assess the risk of a data transfer on a case-by-case basis, including an analysis of the laws in the destination country. The UK is not subject to the EC’s new standard contractual clauses but has published a UK-specific transfer mechanism, which enables transfers from the UK. The UK-specific mechanism, the “International Data Transfer Agreement”, requires a similar risk assessment of the transfer as the standard contractual clauses. We are required to implement these new safeguards when conducting restricted data transfers under the EU and UK GDPR and doing so requires significant effort and cost.

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

In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self- regulatory standards that may legally or contractually apply to us. If we fail to follow these security standards, even if no customer information is compromised, we may incur significant fines or experience a significant increase in costs.

The risk of our being found in violation of these laws is increased by the fact that the interpretation and enforcement of them is not entirely clear. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

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

U.S. Medical Device Regulations

General Requirements

Our products and product candidates are medical devices subject to extensive and ongoing regulation by the FDA under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and its implementing regulations, as well as other federal and state regulatory bodies in the U.S. and comparable authorities in other countries under other statutes and regulations. These laws and regulations govern, among other things, product design and development, preclinical and clinical testing, manufacturing, packaging, labeling, storage, recordkeeping and reporting, clearance or approval, marketing, distribution, promotion, import and export and post-marketing surveillance. Failure to comply with applicable requirements may subject a device and/or its manufacturer to a variety of administrative sanctions, such as issuance of warning letters, import detentions, civil monetary penalties and/or judicial sanctions, such as product seizures, injunctions and criminal prosecution.

In the U.S., medical devices considered to be moderate to high risk by FDA generally require premarket review and marketing authorization from the FDA prior to commercial distribution. The primary types of FDA marketing authorization applicable to a medical device are clearance of a premarket notification (also called 510(k) clearance), approval of a premarket approval application (”PMA”), or grant of a de novo request for classification, or de novo grant. Each 510(k), PMA, or de novo request must be accompanied by a user fee, although the fee may be waived under certain circumstances.

Each product candidate we seek to commercially distribute in the U.S. will require either a prior de novo classification grant, 510(k) clearance, unless it is exempt, or a PMA from the FDA under its medical device authorities.

510(k) Clearance Process

Under the FDCA, medical devices are classified into one of three classes – Class I, Class II or Class III – depending on the degree of risk associated with the device and the level of control necessary to provide reasonable assurance of safety and effectiveness.

Class I devices are those for which safety and effectiveness can be reasonably assured by adherence to a set of regulations referred to as General Controls, which require compliance with the applicable portions of FDA’s Quality System Regulation (“QSR”), facility registration and device listing, reporting of adverse events and malfunctions, which is referred to as medical device reporting, and appropriate, truthful and non-misleading labeling and promotional materials. Most Class I devices are exempt from the premarket notification requirements.

Class II devices are those that are subject to General Controls, as well as Special Controls, which can include performance standards, specialized labeling and post-market surveillance. Most Class II devices are subject to the premarket notification requirements.

To obtain 510(k) clearance, a manufacturer must submit a premarket notification, or 510(k), to the FDA and demonstrate to the FDA’s satisfaction that the proposed device is “substantially equivalent” to a previously 510(k)-cleared device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a PMA. The previously cleared device is known as a predicate device. A proposed device is substantially equivalent if, with respect to the predicate device, it has the same intended use and has either (i) the same technological characteristics or (ii) different technological characteristics and does not raise different questions of safety and effectiveness, and the information submitted to the FDA that the device is substantially equivalent to the predicate device contains information that demonstrates that the proposed device is as safe and effective as a legally marketed device.

Before the FDA will accept a 510(k) for substantive review, the FDA will first assess whether the submission satisfies a minimum threshold of acceptability to ensure that the 510(k) is administratively complete. The acceptance review, which occurs prior to the substantive review, is generally conducted and completed within 15 calendar days of the FDA receiving the 510(k). If the FDA determines that the 510(k) is incomplete, the FDA will issue a “Refuse to Accept” letter which generally outlines the information the FDA believes is necessary to permit a substantive review and to reach a determination regarding substantial equivalence. The 510(k) submitter must submit the requested information within 180 days before the FDA will proceed with additional review of the submission. As specified in FDA’s Medical Device User Fee Amendments of 2022 (“MDUFA V”) commitment letter, which defines performance goals for the FDA for fiscal years 2023 through 2027, the FDA aims to review and issue a determination on most 510(k)s within 90 FDA Days, although clearance often takes longer in practice. “FDA Days” are those calendar days when a submission is considered to be under review at the FDA for submissions that have been accepted or filed, as applicable. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence.

If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, for example, due to a finding of a lack of a predicate device, or that the proposed device has a new intended use or different technological characteristic that raise different questions of safety or effectiveness when the proposed device is compared to the cited predicate device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the de novo process.

Alternatively, if the FDA determines that the information provided in a 510(k) is insufficient to demonstrate substantial equivalence to the predicate device, the FDA generally identifies the specific information that is needed so that the FDA may complete its evaluation of substantial equivalence, and such information may be provided by the 510(k) sponsor within the time allotted by the FDA or in a new 510(k) should the original 510(k) be withdrawn.

If the FDA agrees that the proposed device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance, or depending on the modification, PMA approval. The determination as to whether or not a modification could significantly affect the device’s safety or effectiveness is initially left to the manufacturer. Many minor modifications are accomplished by a “letter to file” in which the manufacturer documents the rationale for the change and why a new 510(k) is not required. However, the FDA may review such letters to file to evaluate the regulatory status of the modified device at any time and may require the manufacturer to cease marketing and recall the modified device until 510(k) clearance or PMA approval is obtained. The manufacturer may also be subject to significant regulatory fines or penalties for marketing a modified device without the requisite 510(k) clearance or PMA approval.

De Novo Classification Process

For novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device, a manufacturer may request a risk-based classification determination, called a “Request for Evaluation of Automatic Class III Designation,” for the device in accordance with de novo classification process. This procedure allows a de novo requester whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA. A requestor may submit a de novo request for classification after receiving a “not substantially equivalent” determination in response to a 510(k) submission. Alternatively, a requestor may submit a de novo request absent the submission of a 510(k) when the sponsor determines that there is no legally marketed device upon which to base a determination of substantial equivalence. Under the FDCA, FDA must make a classification determination for the device that is the subject of a de novo request within 120 days of receipt of the request. However, as specified in FDA’s MDUFA V commitment letter, the FDA’s goal is to make a decision on most de novo requests within 150 FDA Days, although in practice the FDA’s review may take significantly longer. During the pendency of FDA’s review, the FDA may issue an additional information letter, which places the de novo request on hold and stops the review clock pending receipt of the additional information requested. In the event the de novo requestor does not provide the requested information within 180 calendar days, the FDA will consider the de novo request to be withdrawn.

The FDA may reject the de novo request if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that General Controls would be inadequate to control the risks and Special Controls cannot be developed. In the event the FDA determines that the data and information submitted demonstrate that General Controls or General and Special Controls are adequate to provide reasonable assurance of safety and effectiveness, the FDA will grant the de novo request and a classification regulation will be established for the device type. When the FDA grants a de novo request for classification, the device is granted marketing authorization and can further serve as a predicate device for a future 510(k) by any person for future devices of that type.

PMA Process

Class III devices include devices deemed by FDA to pose the greatest risk, such as life-supporting or life- sustaining devices, or implantable devices, in addition to those deemed not substantially equivalent following the 510(k) process. The safety and effectiveness of Class III devices cannot be reasonably assured solely by the General Controls and Special Controls described above. With few exceptions for certain types of devices classified into Class III that were in commercial distribution in the U.S. before May 28, 1976, Class III devices are subject to the PMA process, which is generally more costly and time consuming than the 510(k) process. The PMA process requires proof of safety and effectiveness of the device to the FDA’s satisfaction.

After a PMA is submitted, the FDA has 45 days to determine whether the application is sufficiently complete to permit a substantive review and thus whether the FDA will file the application for review. Under the FDCA, the FDA has 180 days to review a filed PMA, although the review of an application generally occurs over a significantly longer period of time and can take up to several years. During this review period, the FDA may request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. Although the FDA is not bound by the advisory panel decision, the panel’s recommendations are important to the FDA’s overall decision making process. In addition, the FDA may conduct a preapproval inspection of the manufacturing facility to ensure compliance with QSR requirements. The agency also may inspect one or more clinical sites to assure compliance with FDA’s regulations.

Upon completion of the PMA review, the FDA may: (i) approve the PMA which authorizes commercial marketing with specific prescribing information for one or more indications, which can be more limited than those originally sought; (ii) issue an approvable letter which indicates the FDA’s belief that the PMA is approvable and states what additional information the FDA requires, or the post-approval commitments that must be agreed to prior to approval; (iii) issue a not approvable letter which outlines steps required for approval, but which are typically more onerous than those in an approvable letter, and may require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years; or (iv) deny the application. If the FDA issues an approvable or not approvable letter, the applicant has 180 days to respond, after which the FDA’s review clock is reset.

Approval by the FDA of original PMAs or PMA supplements may be required for modifications to the manufacturing process, labeling, device specifications, materials or design of a device that is approved through the PMA process. PMA supplements often require submission of the same type of information as an original PMA, except that the supplement is limited to information needed to support any changes from the device covered by the approved PMA and may or may not require as extensive clinical data or the convening of an advisory panel.

Exempt Devices

If a manufacturer’s device falls into a generic category of Class I or Class II devices that FDA has exempted by regulation, a premarket notification is not required before marketing the device in the U.S. Manufacturers of such devices are required to comply with FDA’s General Controls, including FDA’s establishment registration and device listing requirements. Some 510(k)-exempt devices are also exempt from QSR requirements, except for the QSR’s complaint handling and recordkeeping requirements.

Clinical Trials

Clinical trials are almost always required to support a PMA or de novo request and are sometimes required for a 510(k). For significant risk devices, the FDA regulations require submission of an application for an investigational device exemption (“IDE”) to the FDA prior to commencement of a human clinical investigation. A nonsignificant risk device does not require the submission of an IDE application; however, the clinical trial must still be conducted in compliance with certain requirements of FDA’s IDE regulations. An IDE application is considered approved 30 calendar days after it has been received by the FDA, unless the FDA informs the sponsor prior to the 30 days that the IDE is approved, approved with conditions, or disapproved.

An IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must also include a description of product manufacturing and controls, and a proposed clinical trial protocol. The FDA typically grants IDE approval for a specified number of patients to be treated at specific study centers. The FDA’s approval of an IDE allows clinical testing to go forward but does not bind the FDA to accept the results of the trial as sufficient to prove the device’s safety and efficacy, even if the trial meets its intended success criteria.

During the study, the sponsor must comply with the FDA’s IDE requirements for investigator selection, trial monitoring, reporting and recordkeeping. The investigators must rigorously follow the investigational plan and study protocol, control the disposition of investigational devices, and comply with all reporting and recordkeeping requirements. These IDE requirements apply to all investigational devices, whether considered a significant or nonsignificant risk.

Clinical trials must further comply with the FDA’s regulations for approval by an institutional review board (IRB) and for informed consent and other human subject protections. The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial subjects. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Information about certain clinical trials must be submitted within specific timeframes for public dissemination on the ClinicalTrials.gov website. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant clearance or approval of a device.

Post-Market Regulation

After a device is placed on the market, numerous regulatory requirements apply. These include:

•
establishment registration and device listing;
•
compliance with FDA’s QSR requirements;
•
labeling regulations;
•
medical device reporting regulations, which, for example, require that manufacturers report to the FDA if a device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;

•
voluntary and mandatory device recalls to address problems when a device is defective and/or could be a risk to health; and
•
corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health.

Also, the FDA may require manufacturers of certain devices to conduct post-market surveillance studies or order such manufacturers to establish and maintain a system for tracking their devices through the chain of distribution to the patient level. The FDA enforces regulatory requirements, such as those set forth in the QSR, by conducting periodic, unannounced inspections and market surveillance.

Failure to comply with applicable regulatory requirements, including those applicable to the conduct of clinical trials, can result in enforcement action by the FDA, which may lead to any of the following sanctions:

•
warning letters or untitled letters that require corrective action;
•
fines, injunctions and civil penalties;
•
recall or seizure of products;
•
operating restrictions, partial suspension or total shutdown of production;
•
withdrawing PMA approvals already granted; and
•
criminal prosecution.

Labeling and promotional activities are subject to scrutiny by FDA and, in certain circumstances, by the Federal Trade Commission. Medical devices approved or cleared by FDA may not be promoted for unapproved or uncleared uses, otherwise known as “off-label” promotion. FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including substantial monetary penalties and criminal prosecution.

FCPA and Other Anti-Bribery and Anti-Corruption Laws

The U.S. Foreign Corrupt Practices Act (the “FCPA”) prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad or to otherwise influence a person working in an official capacity. The scope of the FCpPA would include interactions with certain health care professionals in many countries. We maintain a compliance program designed to comply with the FCPA and anti-bribery laws and regulations applicable to our business. Our present and future business has been and will continue to be subject to various other U.S. and foreign laws, rules and/or regulations.

International Regulation

International sales of medical devices are subject to foreign government regulations, which may vary substantially from country to country. The time required to obtain approval in a foreign country may be longer or shorter than that required for FDA approval or clearance, and the requirements may differ. There is a trend towards harmonization of quality system standards among the European Union, U.S., Canada and various other industrialized countries.

The primary regulatory body in Europe is that of the European Union, which includes most of the major countries in Europe. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body.” This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product. An assessment by a Notified Body of one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union. Outside of the European Union, regulatory approval needs to be sought on a country-by-country basis in order for us to market our products. The European Union regulatory bodies finalized a new Medical Device Regulation (“MDR”) in 2017, which replaced the existing Directives on May 26, 2021 and provided three years for transition and compliance. However, in response to concerns raised about Notified Body capacity and the ability for devices to be re-certified within such time period, the EC has adopted a proposal to extend the transition period by some years, depending on the risk class of the device. Such proposal is currently being considered for adoption by the European Parliament and Council. The MDR has changed several aspects of the regulatory framework for medical devices.

Outside the U.S. a range of anti-bribery and anti-corruption laws, as well as some industry-specific laws and codes of conduct, apply to the medical device industry and interactions with government officials and entities and health care professionals. Further, the EU member countries have emphasized a greater focus on healthcare fraud and abuse and have indicated greater attention to the industry by the European Anti-Fraud Office. MedTech Europe, the medical device industry association, also introduced the Code of Ethical Business Practices, which came into effect on January 1, 2017. Countries in Asia have also become more active in their enforcement of anti-bribery laws and with respect to procurement and supply chain fraud.

Employees and Human Capital

At Akili, we are passionate about bringing together elements of science, technology and entertainment, along with a great user experience, to change how medicine is designed and delivered. We represent a combination of backgrounds and skills that are not typically found together in a single company, bringing talent together from various industries including biotech, medical device, entertainment and engineering. Aligning such a diverse group around this lofty goal requires a unique culture—one that is inclusive, bold and creative.

In response to the dramatic shift in the economic environment, we took decisive action to become a more capital-efficient company and, in January 2023, made the difficult decision to announce a workforce reduction of approximately 30% of our employees. The cost reduction efforts related to this announcement include scaling back budgets and operating expenses, restructuring teams, and reprioritizing our clinical pipeline to increase efficiency – and a necessary but difficult part of this was parting ways with 46 colleagues and friends. We made it a priority to treat outgoing employees with respect and announced a severance package for these employees that included severance payment of at least two months’ salary, plus additional compensation in recognition of employee contributions. The severance package also extended exercise deadlines for vested stock options and helped pay for any elected COBRA healthcare benefits during the length of severance. We also made available services from a professional career and job placement company for all employees impacted.

As of February 1, 2023 we had 109 full-time employees, of which ten have M.D., D.Phil. or Ph.D. degrees. Of our full-time employees, 40 were engaged in research and development activities and 69 were engaged in commercial activities, business development, finance and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, motivating and integrating our existing and future employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through grants of stock-based compensation awards and payments of cash-based performance bonus awards, in order to increase stockholder value and the success of our company by motivating our employees to perform to the best of their abilities and achieve our objectives.

Available Information

We maintain an internet website at https://www.akiliinteractive.com/ and make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act of 1934 (the “Exchange Act”). We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at http://www.sec.gov. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investors,” as a source of information about us.

The information on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report on Form 10-K. Our website address is included in this Annual Report on Form 10-K as an inactive technical reference only.

Item 1A. Risk Factors.

In evaluating the Company and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report and in other documents that we file with the Securities and Exchange Commission (the “SEC”). An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. Certain statements in this “Risk Factors” section are forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements”.

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

We have incurred net losses and negative operating cash flows in each year since our inception. Our net loss was $8.0 million and $61.3 million for the years ended December 31, 2022 and 2021, respectively, and we had an accumulated deficit of $240.3 million as of December 31, 2022. Our net cash used in operating activities was $83.5 million and $54.0 million for the years ended December 31, 2022 and 2021, respectively. Substantially all of our operating losses and negative operating cash flows have resulted from costs incurred in connection with developing our technology, research and development efforts, advancing our research stage and clinical programs, building our clinical operations group, facilities costs, depreciation and amortization and general and administrative expenses. We expect to incur significant sales and marketing expenses as we launch and commercialize EndeavorRx and any other product candidates for which we may obtain marketing authorization. We will also incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant operating and negative operating cash flows losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with developing new technologies, such as our prescription digital therapeutics (“PDTs”), we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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
•
our ability to maintain the FDA marketing authorization and other marketing authorizations for EndeavorRx;
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

The market opportunities and revenue potential of EndeavorRX and any potential expanded market for EndeavorRx across additional age ranges in ADHD have not been established with precision. We have estimated the sizes and revenue potential of the market opportunities for our cleared product and product candidates, and these market opportunities may be smaller than we estimate.

The precise incidence and prevalence for ADHD are unknown. Our projections of both the number of people who have this disorder, as well as the people with ADHD who have the potential to benefit from treatment with EndeavorRx, are based on estimates, which are inherently uncertain. The potential revenue opportunity in ADHD for EndeavorRx will ultimately depend upon, among other things, the diagnosis criteria included in the final label for our current and future products for sale for this indication, acceptance by the medical community, patient access, pricing, and reimbursement. The number of patients in our targeted commercial markets and elsewhere may turn out to be lower than expected, our expected duration of therapy or treatment may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our cleared product or product candidates, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our revenue potential, results of operations and our business. In addition, our revenue estimates for EndeavorRx across ADHD expected in the next four to six years may be lower than expected and are based on our assumptions, including the clinical and regulatory success of our ADHD label expansion trials to the entire ADHD population, approximately 8% estimated market share for EndeavorRx across ADHD, an even split of patients paying in cash as opposed to paying through insurance, an average net price between $300-350 per prescription and an average of 1.5x refills per patient.

Our development programs represent novel and innovative potential therapeutic areas, and negative perception of any product or product candidate that we develop could adversely affect our ability to conduct our business, obtain marketing authorizations or identify alternate regulatory pathways to market for such product candidate.

Our product and product candidates are considered relatively new and novel therapeutic approaches. Our success will depend upon healthcare providers who specialize in the treatment of diseases targeted by our product candidates prescribing potential treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. Access will also depend on consumer acceptance and adoption of products that are commercialized. In addition, responses by the U.S., state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain marketing authorization, identify alternate regulatory pathways to market or otherwise achieve profitability.

For example, in the U.S., EndeavorRx is the first and only video game based prescription digital therapeutic that has been granted marketing authorization by the FDA for children ages 8-12 years old with primarily inattentive or combined-type ADHD who have a demonstrated attention issue. We have developed a therapeutic technology for the treatment of attention-related cognitive impairments associated with ADHD and the potential treatment of cognitive impairments associated with ASD, MS, MDD and acute cognitive dysfunction. The FDA or other regulatory authorities may lack experience in evaluating the safety and efficacy of product candidates based on such technology, which could result in a longer than expected regulatory review process, increase expected development costs and delay or prevent potential commercialization of product candidates.

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

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This pandemic and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, governments, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours. This pandemic, as well as intensified measures undertaken to contain the spread of COVID-19, including emerging variants of the virus, could decrease healthcare industry spending for our products, adversely affect demand for our products, affect the ability of our sales team to travel to potential customers and the ability of our professional services teams to conduct in-person services and trainings, impact expected spending from new customers, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition.

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

Since EndeavorRx was granted marketing authorization and classified as a Class II medical device by the FDA in June 2020, we have experienced operational growth and we continue to expand our operations. For example, our full-time employee headcount has grown from 64 employees as of December 31, 2020 to 109 full-time employees as of February 1, 2023. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we function as a public company and in the areas of sales, marketing, distribution, product development, clinical development and regulatory affairs. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train additional qualified personnel and may need to expand our facilities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.

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

We are a public company, and are subject to the reporting requirements of the Exchange Act, the listing standards of Nasdaq and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations and financial condition.

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

As a result of disclosure of information in this Annual Report and in filings required of a public company, our business and financial condition will become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, results of operations, and financial condition.

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

In the U.S., patients generally rely on third-party payers to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payers is critical to the ability of patients to afford treatments and new product acceptance. Our ability to successfully commercialize EndeavorRx and any future products will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payers, such as private health insurers and health maintenance organizations, decide which medications and therapies they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payers is essential for most patients to be able to afford treatments. Sales of products, and of product candidates that we may identify, will depend substantially on the extent to which the costs to users of such products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payers. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our products. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to achieve profitability. For more information, see “Business – Government Regulation – Coverage and Reimbursement.”

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

In the U.S. and in certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably, such as the ACA. For more information, see “Business – Government Regulation – Healthcare Reform.”

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

There is ongoing concern from privacy advocates, regulators and others regarding data privacy and security issues, and the number of jurisdictions with data privacy and security laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identification, anonymization or pseudonymization of health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect there will continue to be new proposed and amended laws, regulations and industry standards concerning privacy, data protection and information security in the U.S., such as the California Consumer Privacy Act, the CCPA, as amended by the California Privacy Rights Act, the CPRA, which went into effect on January 1, 2023. Further, on January 1, 2023, the Virginia Consumer Data Protection Act, the CDPA, became effective. Further, many additional US state privacy laws will go into effect throughout 2023: the Colorado Privacy Act, the CPA (July 1, 2023); the Connecticut Data Privacy Act, the CTDPA (July 1, 2023); and the Utah Consumer Privacy Act, the UCPA (December 31, 2023). In addition, New York’s Stop Hacks and Improve Electronic Data Security Act, the SHIELD Act, requires any person or business owning or licensing computerized data that includes the private information of a resident of New York to implement and maintain reasonable safeguards to protect the security, confidentiality and integrity of the private information. Other U.S. states also are considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas. While the CCPA and CPRA contain exceptions for certain activities involving PHI under the Health Insurance Portability Administration and Accountability Act of 1996, as amended (“HIPAA”), we cannot yet determine the impact the CCPA, CPRA, VCDPA, CPA, the SHIELD Act or other such future laws, regulations and standards may have on our business.

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

Our international operations are subject to international laws and regulations, regulatory guidance, and industry standards relating to data protection, privacy, and information security. For our EU and UK future operations, this includes the GDPR and the UK GDPR. The GDPR and the UK GDPR are currently still aligned but there may be further divergence in the future, including with regard to administrative burdens. The UK has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, which will introduce significant changes from the GDPR. This may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the EU and the UK.

The GDPR and UK GDPR are wide-ranging in scope and impose numerous additional requirements on companies that process personal data, including imposing special requirements in respect of the processing of health and other sensitive data, requiring that consent of individuals to whom the personal data relates is obtained in certain circumstances, requiring disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, creating mandatory data breach notification requirements in certain circumstances, requiring data protection impact assessments for high-risk processing and requiring that certain measures (including contractual requirements) are put in place when engaging third-party processors. The GDPR and the UK GDPR also provide individuals with various rights in respect of their personal data, including rights of access, erasure, portability, rectification, restriction and objection. The GDPR and UK GDPR define personal data to include pseudonymized or coded data and requires different informed consent practices and more detailed notices for clinical trial participants and investigators than apply to clinical trials conducted in the U.S. We are required to apply GDPR and UK GDPR standards to any clinical trials that our EU and UK established businesses carry out anywhere in the world.

The GDPR and UK GDPR impose strict rules on the transfer of personal data to countries outside the EU, including the U.S. The UK and Switzerland have adopted similar restrictions. Although the UK is regarded as a third country under the GDPR, EC has now issued a decision recognizing the UK as providing adequate protection under the GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EU remain free flowing.

To enable the transfer of personal data outside of the EU or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU (or otherwise subject to the GDPR) to controllers or processors established outside the EU (and not subject to the GDPR). The new standard contractual clauses require exporters to assess the risk of a data transfer on a case-by-case basis, including an analysis of the laws in the destination country. The UK is not subject to the EC’s new standard contractual clauses but has published a UK-specific transfer mechanism, which enables transfers from the UK. The UK-specific mechanism, the “International Data Transfer Agreement”, requires a similar risk assessment of the transfer as the standard contractual clauses. We are required to implement these new safeguards when conducting restricted data transfers under GDPR and UK GDPR and doing so requires significant effort and cost.

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

We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, vendors and other agents may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or disclosure of unauthorized activities to us that violates applicable regulations, including those laws requiring the reporting of true, complete and accurate information to regulatory agencies, manufacturing standards and U.S. federal and state healthcare laws and regulations. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. We could face liability under the U.S. federal Anti-Kickback Statute and similar U.S. state laws. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, referrals, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in significant regulatory sanctions and serious harm to our reputation. Further, should violations include promotion of unapproved (off-label) uses of one or more of our products, we could face significant regulatory sanctions for unlawful promotion, as well as substantial penalties under applicable federal or state laws. Similar concerns could exist in jurisdictions outside of the U.S. as well. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. For more information, see “Business – Government Regulation – Health Care Laws and Regulations.”

It is possible that we may make grants to independent charitable foundations that help financially needy patients with their premium, co-pay, and co-insurance obligations. If we choose to do so, and if we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties, or other criminal, civil, or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies, and procedures will be sufficient to protect against acts of our employees, business partners, or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management, increase our expenses, and reduce the availability of foundation support for our patients who need assistance.

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

Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

•
the timing and success or failure of clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;
•
our ability to successfully recruit and retain subjects for clinical trials, and any delays caused by difficulties in such efforts;
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

As a public reporting company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations established by the SEC and Nasdaq. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel, including senior management. In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Management’s initial certification under Section 404 of the Sarbanes-Oxley Act will be required with Annual Report for the year ending December 31, 2022.

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

We have incurred net operating losses (“NOLs”) since our inception and may never achieve or sustain profitability. Generally, for U.S. federal income tax purposes, NOLs incurred will carry forward. However, NOL carryforwards generated prior to January 1, 2018, are subject to expiration for U.S. federal income tax purposes. As of December 31, 2022, we had federal NOL carryforwards of approximately $228.3 million, of which $31.2 million will begin to expire in 2031. As of December 31, 2022, we had state NOL carryforwards of approximately $120.7 million which will begin to expire in 2031. As of December 31 2022, we also had federal research and development tax credits of $5.5 million, which may be available to offset future income tax liabilities. The federal research and development tax credit carryforwards would begin to expire in 2039. As of December 31, 2022, we also had state research and development tax credits of $2.4 million, which may be available to offset future income tax liabilities.

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

SCS was a special purpose acquisition company, a form of shell company under the rules of the SEC. Shell companies are more highly regulated than non-shell operating companies and face significant additional restrictions on their activities under federal securities laws. As a result of the Business Combination, we ceased to be a shell company. However, companies that were formerly shell companies continue to face disadvantages under SEC rules, including (a) the inability to use Form S-3 until at least one year after the filing of information equivalent to that required by Form 10 after ceasing to be a shell company, (b) the inability to qualify as a “well-known seasoned issuer” and file automatically effective registration statements for three years after ceasing to be a shell company, (c) the inability to “incorporate by reference” information in certain registration statements filed under the Securities Act of 1933, as amended (the “Securities Act”) for a period of three years after ceasing to be a shell company, (d) the inability to use most free writing prospectuses until at least three years after a qualifying business combination, (e) the inability to use Form S-8 to register shares issuable in connection with certain compensatory plans and arrangements until 60 days after the filing of information equivalent to that required by Form 10, (f) the inability of stockholders to rely on Rule 144 for resales of securities until at least one year after the filing of information equivalent to that required by Form 10 and the provision of current public information, and (g) exclusion from certain safe harbors for offering-related communications under the Securities Act for three years after ceasing to be a shell company, including for research reports and certain communications in connection with business combinations. We expect that these disadvantages will make it more challenging and expensive, and create greater risks and delays, for both us and our stockholders to offer securities. These challenges may make our securities less attractive than those of companies that are not former shell companies and may raise our relative cost of capital.

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

The historical financial results of Akili and unaudited pro forma financial information included elsewhere in this Annual Report and in our final prospectus on Form S-1 dated October 17, 2022, may not be indicative of what our actual financial position or results of operations would have been or will be in future periods.

The historical financial results included in this Annual Report are not indicative of the financial condition, results of operations or cash flows that we may achieve in the future. This is primarily the result of the following factors: (i) we will continue to incur additional ongoing costs as a result of the Business Combination, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act; and (ii) our capital structure is different from that reflected in Akili’s historical financial statements. Our financial condition and future results of operations could be materially different from amounts reflected in the historical financial statements included elsewhere in this Annual Report, so it may be difficult for investors to compare our future results to historical results or to evaluate its relative performance or trends in its business.

Similarly, the historical unaudited pro forma financial information in our final prospectus on Form S-1 dated October 17, 2022 is presented for illustrative purposes only and was prepared based on a number of assumptions including, but not limited to, SCS being treated as the “acquired” company for financial reporting purposes in the Business Combination, the total debt obligations and the cash and cash equivalents of Akili on the Closing Date and the number of SCS Class A ordinary shares that were redeemed in connection with the Business Combination. Accordingly, such pro forma financial information may not be indicative of our future operating or financial performance and our actual financial condition and results of operations may vary materially from our pro forma results of operations and balance sheet contained elsewhere in this Annual Report and our final prospectus on Form S-1 dated October 17, 2022, including as a result of such assumptions not being accurate.

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

The Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that such court does not have, or declines to accept, jurisdiction, another state court located within the State of Delaware) will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim for or based on a breach of a fiduciary duty owed by any current or former director, officer or other employee of us to us or our stockholders including a claim alleging the aiding and abetting of such a breach of fiduciary duty, (iii) any action asserting a claim against us or any current or former director, officer or other employee of us arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws (as may be amended from time to time) (including the interpretation, validity or enforceability thereof), (iv) any action asserting a claim related to or involving us that is governed by the internal affairs doctrine, or (v) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL (the “Delaware Forum Provision”). The Delaware Forum Provision, however, does not apply to any causes of actions arising under the Securities Act or the Exchange Act or to any claim for which the federal courts have exclusive jurisdiction. The Bylaws also provide that, unless we consent in writing to the selection of an alternate forum, the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, and the rules and regulations promulgated thereunder, will be the federal district courts of the U.S. (the “Federal Forum Provision”). Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. The Delaware Forum Provision and the Federal Forum Provision will not relieve our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Boston, Massachusetts, where we lease approximately 4,000 square feet pursuant a lease that expires in December 2023. We also lease approximately 43,600 square feet of office space in Larkspur, California pursuant to a lease that expires on in November 2026. We use these facilities for finance, legal, human resources, information technology, engineering, product, sales and marketing, and other administrative functions. The Company believes its existing facilities are adequate for its current requirements.

See Note 7 in the accompanying notes to the consolidated financial statements included in this Annual Report for additional information regarding our specific leaseholds.

Item 3. Legal Proceedings.

From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. As of December 31, 2022, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on The Nasdaq Capital Market under the symbol AKLI (formerly DNAA).

Holders

As of February 28, 2023, there were approximately 44 stockholders of record of our common stock.

The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in street name or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The equity compensation plan information required by Item 201(d) of Regulation S-K will be set forth in the definitive Proxy Statement for the Company's annual meeting of stockholders, which we intend to file with the SEC within 120 days of the end of our 2022 fiscal year, and is incorporated by reference in this Annual Report. Additionally, refer to Note 12 to the Notes to Consolidated Financial Statements for additional information on our equity compensation plans.

Recent Sales of Unregistered Securities and Use of Proceeds

The information required has been previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2022.

Issuer Purchases of Equity Securities and Affiliated Purchases

None.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Akili, Inc. and its consolidated subsidiaries should be read together with Akili’s consolidated financial statements for the years ended December 31, 2022 and 2021, together with the related notes thereto, included elsewhere in this Annual Report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Annual Report. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31. Akili Interactive Labs, Inc., became a wholly owned subsidiary of Akili, Inc. on August 19, 2022. For purposes of this section, all references to “we,” “us,” “our,” “Akili” or the “Company” refer to Akili, Inc. and its consolidated subsidiaries following the Business Combination (as defined below).

Overview

Akili is a leading digital medicine company, pioneering the development of cognitive treatments through game-changing technologies. Our approach of developing and commercializing technologies designed to directly target the physiology of the brain has established a new category of medicine—medicine that is validated through clinical trials like a drug or medical device, but experienced like entertainment. In June 2020, EndeavorRx, the first product built on our platform was granted marketing authorization and classified as a Class II medical device by the FDA through FDA’s de novo process. EndeavorRx is indicated for use to improve attention function for children ages 8-12 with primarily inattentive or combined-type ADHD, who have a demonstrated attention issue. In addition to EndeavorRx, we have a robust pipeline of development programs that are being evaluated in clinical studies by us or our partners.

Recent Developments

Commercial Launch of EndeavorRx and Key Commercial Metrics

In the third quarter of 2022, we executed the first phase of our commercial launch of EndeavorRx using a commercial model we purpose-built for digital therapeutics, deploying the first wave of our go-to-market field sales force in 13 priority territories (and one inside sales representative covering inbound inquiries from unoccupied territories) across the United States, with a focus on integrated behavioral health centers and pediatric providers. As of the end of 2022, growth in sales-occupied territories has outperformed unoccupied geographies in overall prescription growth, overall number of active prescribers and the number of prescriptions per prescriber. Based on these early results, we are expanding our sales force and expect to be in approximately 15 additional U.S. territories by the end of the first quarter of 2023.

As we scale our sales force and commercialization efforts, we intend to continue to monitor metrics for three key drivers of our business model: demand, engagement and reimbursement. We measure demand through total prescriptions written by physicians, including for new prescriptions and for refills. We monitor engagement through measuring the total number of prescribing health care providers, the number of new prescribing health care providers and conversion, as measured by patients who paid for a prescription as a percent of those who received a prescription. Our third key driver is reimbursement and the metrics measured for this driver are the percent of prescriptions that are paid in cash and the percent of prescriptions that are reimbursed in whole or in part by a private or public health insurance payer.

EndeavorRx®—key drivers of the model:

METRIC	Full Year 2022	Q4 '22	Q4 22 vs. Q3 22	Q4 22 vs. Q4 21
Total Rx Written	4,558	1,801	37%	176%
New Rx	3,241	1,064	(1%)	107%
Refill Rx	1,317	737	201%	434%

Total Prescribers	1,719	801	2%	88%
New Prescribers	1,408	373	(29%)	43%
Conversion (New Rx Written to Dispensed)	49%	40%	(25%)	21%

% of TRx Self Paid	94%	96%	-	-
% of TRx Reimbursed	3%	2%	-	-
ASP (excl. Patient Assistance Program)	$132	$104	(6%)	(65%)

Reduction in Workforce

On January 12, 2023, we announced a restructuring of our operations and a reduction in workforce due to the macroeconomic environment. As a result of the restructuring, we are estimated to incur a restructuring charge of between $1.5 million and $2.5 million associated primarily with severance and other termination-related benefits related to 46 employees, representing approximately 30% of the employee base at the time of the restructuring. The costs associated with the restructuring will be recorded in the quarter ended March 31, 2023. The charges we expect to incur are subject to assumptions, and actual charges may differ from the estimate disclosed above. The restructuring reduced costs related to certain of our pipeline programs in order to prioritize certain of our commercial efforts and our ADHD label expansion programs.

Our Development Pipeline

In addition to our ADHD label expansion programs, our current pipeline of preclinical and clinical development programs includes previously launched investigator initiated and collaborative studies, including two collaborative studies of EndeavorRx to treat cognitive impairments in patients following COVID infection, a collaborative study for cognitive monitoring in a healthy aging population and investigator initiated studies of post-operative cognitive dysfunction and of chemotherapy-related cognitive impairment. Other development programs in areas such as ASD, MS, MDD, and Cognitive Monitoring; Screening and Assessment will be evaluated in connection with Akili’s capital raising and business development activities. The status of our current development programs is summarized in the chart below.

Business Combination

Closing of Business Combination

On January 26, 2022, Akili Interactive Labs, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Social Capital Suvretta Holdings Corp. I (“SCS”) and Karibu Merger Sub, Inc. (“Merger Sub”), pursuant to which Merger Sub merged with and into Akili Interactive Labs, Inc., with Akili Interactive Labs, Inc. surviving the merger as a wholly-owned subsidiary of SCS (the “Merger”). In connection with the Merger, SCS was renamed Akili, Inc. and listed on Nasdaq under the symbol “AKLI”. Akili Interactive Labs, Inc. became a wholly-owned subsidiary of SCS, and SCS was immediately renamed Akili, Inc. upon completion of the Merger (the “Closing”) on August 19, 2022 (the “Closing Date”). Each share of Akili Interactive Labs, Inc. common stock that was issued and outstanding immediately prior to the Closing Date, after giving effect to the conversion of all issued and outstanding shares of Akili Interactive Labs, Inc. preferred stock to Akili Interactive Labs, Inc. common stock, was canceled and converted into the right to receive a number of shares of Akili common stock equal to the Conversion Ratio multiplied by the number of shares of Akili Interactive Labs, Inc. common stock. As a condition to the consummation of the Merger, SCS deregistered as an exempted company in the Cayman Islands and domesticated as a corporation incorporated under the laws of the State of Delaware (the “Domestication” and, together with the Merger, the “Business Combination”).

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

Cash proceeds of the Business Combination were funded through a combination of $2.3 million in cash held in trust by SCS (following satisfaction of redemptions by public stockholders), and $162.0 million in aggregate gross proceeds from investors (“PIPE Investors”) in the purchase of shares of Akili, Inc. (the “PIPE”) pursuant to subscription agreements (the “Subscription Agreements”) in exchange for 16,200,000 shares of Akili, Inc. common stock that closed substantially contemporaneously with the Closing.

Impact of COVID-19

There continue to be uncertainties regarding the COVID-19 pandemic, and we are closely monitoring the impact of COVID-19 on all aspects of our business, including how it will impact our customers, employees, suppliers, vendors and business partners. We are unable to predict the specific impact that COVID-19 may have on our financial position and operations moving forward due to the numerous uncertainties. Any estimates made herein may change as new events occur and additional information is obtained, and actual results could differ materially from any estimates made herein under different assumptions or conditions. We will continue to assess the evolving impact of COVID-19. Refer to “Risk Factors” included elsewhere in this Annual Report for more information.

Factors Affecting Our Performance and Results of Operations

We believe that our performance and future success depend on many factors that present significant opportunities for us, but also pose risks and challenges, including those discussed below and in the “Risk Factors” section of this Annual Report.

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

Collaboration Revenue

We currently have a collaboration and licensing agreement (the “Collaboration Agreement”) with Shionogi & Co., Ltd (“Shionogi”) and we are eligible to receive development and commercial milestones as well as royalties on the sales of licensed products. If our development efforts for additional programs are successful and result in regulatory marketing authorization or collaboration or license agreements with third parties, we may generate revenue in the future from collaboration or license agreements that we may enter into with third parties. We cannot predict if, when or to what extent we may enter into future licensing or collaboration agreements. Further, we may never succeed in obtaining regulatory clearance, authorization or approval for any of our product candidates that are currently under development or any other future products.

Cost of Product Revenue

Cost of product revenue consists primarily of costs that are closely correlated or directly related to the delivery of our product, EndeavorRx, including pharmacy dispense fees, personnel and related costs, third party contractor expenses, royalties, amortization of capitalized software related to our commercialized product and software subscriptions related to our product and hosting fees. We expect the cost of product revenue to increase as we further commercialize our product and increase the volume of prescriptions filled.

Research and Development Expenses

We currently have one FDA authorized product, EndeavorRx, for inattention in children age 8-12 years with ADHD. We are currently analyzing data from two Akili-sponsored studies in ADHD. STARS-ADHD-Adolescents is a pivotal study of EndeavorRx (AKL-T01) in adolescents ages 13-17 with ADHD. STARS-ADHD-Adults is a pivotal study of EndeavorRx in adults with ADHD. Developing products requires a significant investment of resources over a prolonged period of time, and a core part of our strategy is to continue making sustained investments in this area. We have chosen to leverage our SSME technology, which is the therapeutic engine that targets and activates systems in the brain that play a key role in attention function, to initially focus on advancing our R&D activities on expanded patient populations within ADHD, starting with pediatric ADHD, and in other indications beyond ADHD. Our 2023 operating plan includes pipeline reprioritization as we focus our efforts primarily on commercialization of EndeavorRx in ADHD and seeking an expanded label in patients with ADHD. As a result, we expect our R&D expenses to decline.

R&D expenses consist of costs incurred in performing R&D activities, which include:

•
expenses incurred in connection with the development of our developmental and clinical pipeline;
•
personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation for employees engaged in R&D functions;
•
cost of clinical trials;
•
cost of regulatory submissions, reviews, and associated external consultants;
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

In addition to our ADHD label expansion programs, our R&D activities involve two collaborative studies of EndeavorRx to treat cognitive impairments in patients following COVID infection, a collaborative study for cognitive monitoring in a healthy aging population and investigator initiated studies of post-operative cognitive dysfunction and of chemotherapy-related cognitive impairment. Other R&D programs have been deprioritized and will be evaluated in connection with Akili’s capital raising and business development activities.

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

Change in fair value of earn-out liabilities includes the change in fair value of the earn-out liabilities related to holders of Akili Interactive Labs, Inc. (“Legacy Akili”) common stock, Legacy Akili convertible Preferred Stock and warrants to purchase shares of Legacy Akili common stock (“Earn-Out Shareholders”) from its initial recognition on August 19, 2022, the Closing Date, through December 31, 2022.

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

Results of Operations

Years Ended December 31, 2022 and 2021

The table and discussion below present the results for the periods indicated:

	Year Ended December 31,
(dollars in thousands, except percentages)	2022	2021	$ Change	% Change
Revenues	$323	$538	$(215)	-40%
Cost of revenues	441	355	86	24%
Gross profit (loss)	(118)	183	(301)	-164%
Operating expenses:
Research and development	28,858	18,234	10,624	58%
Selling, general and administrative	61,701	42,668	19,033	45%
Total operating expenses	90,559	60,902	29,657	49%
Operating loss	(90,677)	(60,719)	(29,958)	49%
Other income (expense):
Other income	1,482	17	1,465	8618%
Interest expense	(1,484)	(465)	(1,019)	219%
Extinguishment of debt	-	(181)	181	*
Change in estimated fair value of earn-out liabilities	82,734	-	82,734	*
Total other income (expense)	82,732	(629)	83,361	*
Loss before income taxes	(7,945)	(61,348)	53,403	*
Income tax expense	(19)	-	(19)	*
Net loss	$(7,964)	$(61,348)	$53,384	*
Unrealized loss on short-term investments	$(21)	$-	$(21)	*
Comprehensive loss	$(7,985)	$(61,348)	$53,363	*

* Percentage change not meaningful

Revenue—Revenue was $0.3 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively. All obligations under the Collaboration Agreement were fulfilled by the end of 2021 and there were no revenues related to the Collaboration Agreement in the year ended December 31, 2022. The decrease in collaboration revenue is partially offset by an increase in product revenue from $0.2 million in the year ended December 31, 2021 to $0.3 million in the year ended December 31, 2022.

Cost of revenue—Cost of revenue was $0.4 million for the years ended December 31, 2022 and 2021, respectively. There was an increase in product related costs of revenue in the year ended December 31, 2022 as the Company continues to build out its pharmacy capabilities. This was partially offset by a decrease in costs incurred under the Collaboration Agreement as there were no revenues recognized under the arrangement during the year ended December 31, 2022.

Research and development—R&D expenses were $28.9 million and $18.2 million for the years ended December 31, 2022 and 2021, respectively. Most expenses in each period were related to the development of our SSME platform, which is the therapeutic engine that targets and activates systems in the brain that play a key role in attention function. The increase of $10.7 million was primarily due to the following:

•
an increase of $6.5 million of personnel related expenses due to an increase in R&D personnel headcount, which increased the expense from $13.2 million in the year ended December 31, 2021 to $19.7 million in the year ended December 31, 2022. The estimated fair value of earn-out liabilities related to Earn-Out Service Providers accounted for $0.2 million of the expense in the year ended December 31, 2022;
•
an increase of $2.3 million of clinical studies and expenses incurred in discovery and development primarily due to age expansion studies for ADHD patients in the 13-17 year old and adult categories as well as collaborative studies to treat acute cognitive dysfunction in COVID-19 survivors, which increased from $2.9 million in the year ended December 31, 2021 to $5.2 million in the year ended December 31, 2022;
•
an increase of $0.5 million of computer equipment and software expenses due to an increase in software subscriptions, which increased the expense from $0.8 million for the year ended December 31, 2021 to $1.3 million for the year ended December 31, 2022; and
•
an increase of $1.4 million related to various other expenses such as an increase in external consulting fees and travel expenses, which increased the expense from $1.3 million for the year ended December 31, 2021 to $2.7 million for the year ended December 31, 2022.

Selling, general and administrative—SG&A expenses were $61.7 million and $42.7 million for the years ended December 31, 2022 and 2021, respectively. The increase of $19.0 million was primarily due to the following:

•
an increase of $12.3 million in personnel-related costs, primarily due to the build-out of our HR, marketing and sales departments. The change in estimated fair value of earn-out liabilities related to Earn-Out Service Providers accounted for $0.5 million of the expense in the year ended December 31, 2022;
•
an increase of $5.9 million in consulting, legal, accounting and other professional service costs;
•
an increase of $6.2 million related to various other expenses. The increase is primarily driven by $3.0 million of transaction costs allocated to the Earn-out Shares based on the relative fair value of these instruments as compared to the other newly issued instruments as part of the Business Combination; and
•
a decrease of $5.4 million in marketing and advertising costs.

Other income—Other income was $1.5 million and $0.0 million in the years ended December 31, 2022 and 2021, respectively. The increase was due to increased interest and investment income related to an increase in short-term investments held and higher interest rates.

Interest expense—Interest expense was $1.5 million and $0.5 million in the years ended December 31, 2022 and 2021, respectively. The $1.0 million increase was primarily related to an increase in the outstanding principal of the note payable and rising variable interest rates during the year ended December 31, 2022.

Loss on the extinguishment of debt—In May 2021, we entered into a new loan arrangement and repaid the outstanding principal balance under an existing outstanding term loan agreement prior to its maturity date. We also paid fees on behalf of the lender and we recorded a loss on extinguishment of debt of $0.2 million in connection with this transaction.

Change in estimated fair value of earn-out liabilities—The Company accounts for the potential issuance of the Earn-Out Shares to Earn-Out Shareholders as a contingent consideration arrangement. The Company estimated the fair value on the date of the

Business Combination and revalued the earn-out liabilities as of December 31, 2022. The change in the fair value of the earn-out liabilities was recorded in other income (expense) on the consolidated statements of operations and comprehensive loss.

Income taxes—We did not incur material income tax expenses for the years ended December 31, 2022 or 2021. Given our lack of prior earnings history, we have a full valuation allowance primarily related to our net operating loss and R&D credit carryforwards that we do not consider more likely than not to be realized.

Liquidity and Capital Resources

Since our inception, our primary sources of capital have been proceeds from sales of convertible preferred stock, payments received in connection with the Collaboration Agreement, proceeds from borrowings under various credit facilities and proceeds from the Business Combination.

For the years ended December 31, 2022 and 2021, we incurred net operating losses of $90.7 million and $60.7 million, respectively.

As of December 31, 2022, we had an accumulated deficit of $240.3 million. As of December 31, 2022, we had outstanding debt of $16.7 million, net of debt issuance costs and debt discount. As of December 31, 2022, we had cash and cash equivalents of $54.1 million and short-term investments of $82.0 million.

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

In May 2021, we entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”) and SVB Innovation Credit Fund VIII, L.P., (together, with SVB, the “Lenders”) (such agreement, the “SVB Term Loan”), which originally consisted of a secured term loan facility in an aggregate amount of up to $50.0 million, of which, $35.0 million became available at Closing. The aggregate facility amount decreased to $30.0 million on September 30, 2022 pursuant to the terms of the SVB Term Loan, with the remaining $15.0 of undrawn debt originally available through December 31, 2022. In December 2022, we entered into a Joinder and First Loan Modification Agreement with SVB (the “Amended SVB Term Loan”), which decreased the principal available under Tranche 1 to $25,000 and increased the principal available under Tranche 2 to $20,000. The Tranche 1 and Tranche 3 draw periods were extended through March 31, 2023 and May 31, 2023, respectively. As of December 31, 2022, there was $15.0 million outstanding under the facility, along with $10.0 million available undrawn debt. Additionally, the corporate bond issued with Shionogi in March 2019 continues to have $5.0 million outstanding as of December 31, 2022.

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

Cash and cash equivalents

Our cash and cash equivalents balance as of December 31, 2022 was $54.1 million. Our future capital requirements may vary from those currently planned and will depend on various factors, including the timing and extent of R&D spending, commercialization of EndeavorRx, and spending on other strategic business initiatives.

Short-term investments

Our short-term investments balance as of December 31, 2022 was $82.0 million and consists of United States Treasuries with original maturity dates of more than three months but less than one year.

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

Cash Flows

The following table provides a summary of cash flow data for each applicable period:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(83,521)	$(53,982)
Net cash used in investing activities	(81,216)	(492)
Net cash provided by financing activities	141,935	112,845
Net increase (decrease) in cash	$(22,802)	$58,371

Net Cash Used in Operating Activities

Years Ended December 31, 2022 and 2021

Net cash used in operating activities was $83.5 million for the year ended December 31, 2022. Net cash used in operating activities consists of net loss of $8.0 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include depreciation expense of $0.3 million, stock-based compensation expense of $9.3 million, change in estimated fair value of earn-out liabilities of $82.7 million, and amortization of premium on short-term investments of $0.9 million. There was an additional $2.6 million change in operating assets and liabilities primarily due to an increased prepaid insurance amount in the year ended December 31, 2022.

Net cash used in operating activities was $54.0 million for the year ended December 31, 2021. Net cash used in operating activities consists of a net loss of $61.3 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include depreciation expense of $0.3 million, stock-based compensation expense of $4.9 million, loss on extinguishment of debt of $0.2 million, and non-cash interest expense of $0.2 million. There was an additional $1.8 million change in operating assets and liabilities.

Net Cash Used in Investing Activities

Years Ended December 31, 2022 and 2021

Net cash used in investing activities was $81.2 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively. The cash was primarily used to purchase short-term investments during the year ended December 31, 2022.

Net Cash Provided by Financing Activities

Years Ended December 31, 2022 and 2021

Net cash provided by financing activities was $141.9 million for the year ended December 31, 2022 and consisted primarily of $131.8 million of proceeds from the Business Combination, net of transaction costs and $10.0 million of proceeds from the issuance of a note payable.

Net cash provided by financing activities was $112.8 million for the year ended December 31, 2021 and consisted primarily of $109.7 million of proceeds associated with the issuance of Series D convertible preferred stock (net of issuance costs) and $5.0 million of proceeds from a note payable, partially offset by $2.0 million for repayment of principal on a note payable and $0.1 million of premiums and issuance costs on notes payable.

Funding Requirements

Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operations and capital expenses into the first quarter of 2025. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

Please see the section in this Annual Report, titled “Risk Factors—Risks Related to our Financial Reporting and Position—We will need substantial additional funding, and if we are unable to raise capital when needed or on terms favorable to us, our business, financial condition and results of operations could be materially and adversely affected” for additional risks associated with our substantial capital requirements.

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

Debt Financing and Covenants

The SVB Term Loan initially allowed us to draw up to $50.0 million over three tranches. As of December 31, 2022, $15.0 million had been drawn from the first tranche, which is used for general business purposes and to extinguish the Company’s then existing term loan with SVB. Under the terms of the Amended SVB Term Loan, $10.0 million of undrawn debt from the first tranche is available through March 31, 2023. The SVB Term Loan bears interest through maturity at a per annum rate of the greater of (a)

the Wall Street Journal Prime Rate plus 3.75% and (b) 7.0%. As of December 31, 2022, the interest rate was 11.3%. We are required to make interest-only payments through May 2023, after which point we will be required to repay the outstanding principal in 24 equal monthly payments.

The SVB Term Loan is secured by substantially all of our personal property assets, including accounts receivable, equipment, license agreement, general intangibles, inventory and investment property, and all of the proceeds and products of the foregoing. The Lenders require us to (i) maintain unrestricted cash at SVB equal to the lesser of (a) 100% of cash at all financial institutions and (b) 105% of our obligations to the Lenders. The SVB Term Loan contains various affirmative and negative covenants that limit our ability to engage in specified types of transactions. We were in compliance with the covenants under the SVB Term Loan as of December 31, 2022.

See Note 10, Note Payable of the notes to Akili’s consolidated financial statements for the year ended December 31, 2022, included elsewhere in this Annual Report, for further information. In the future, we may seek to obtain other additional sources of financing, including incurring term debt or issuing equity or issuing debt securities.

Contractual Obligations

Akili currently leases office space in Boston, Massachusetts, under a non-cancelable operating lease which will expire in December 2023. Akili also leases office space in Larkspur, California, under a non-cancelable operating lease that expires in November 2026. We enter into agreements in the normal course of business with various vendors, which are generally cancelable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation.

See Note 7, Commitments and Contingencies, of the notes to Akili’s consolidated financial statements for the year ended December 31, 2022, included elsewhere in this Annual Report, for further information.

During the periods presented, Akili did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.

Emerging Growth Company Status (JOBS Act)

We are an “emerging growth company,” or EGC as defined in the Jumpstart Our Business Startups (“JOBS”) Act. Pursuant to the JOBS Act, an EGC is provided the option to adopt new or revised accounting standards that may be issued by Financial Accounting Standards Board (“FASB”) or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. Akili has elected to take advantage of the exemption for complying with new or revised accounting standards within the same time periods as private companies. Accordingly, the information contained in our SEC filings may be different than the information you receive from other public companies.

Akili also has elected to take advantage of some of the reduced regulatory and reporting requirements applicable to EGCs pursuant to the JOBS Act so long as it qualifies as an EGC, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, of the notes to Akili’s consolidated financial statements for the years ended December 31, 2022 and 2021 included elsewhere in this Annual Report, for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of the potential impact on our financial condition and results of operations.

Summary of Critical Accounting Policies and Significant Judgements and Estimates

The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities in the consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We monitor our estimates on an ongoing basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout this section captioned “Akili’s Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 to Akili’s consolidated financial statements for the years ended December 31, 2022 and 2021, included elsewhere in this Annual Report.

Earn-Out Liabilities

We concluded that the issuance of Rights to Earn-Out Shareholders constitutes a deemed dividend and evaluated the Rights for classification under guidance applicable to financial instruments. In assessing classification, we considered ASC Subtopic 815-40 “Contracts in Entity’s Own Equity” and determined the Rights contain settlement provisions that preclude them from being indexed to the our stock and accordingly liability classification is required. We concluded issuance of the Rights to Earn-Out Service Providers represents compensation in scope of ASC Topic 718, “Compensation - Stock Compensation.” In considering relevant classification guidance, we determined the Rights issued to Earn-Out Service Providers are liabilities because they are indexed to whether such Earn-Out Service Providers hold qualifying equity instruments when the earn-out targets are achieved. The fair value of the contingent earn-out consideration is estimated as of the acquisition date at the present value of the expected contingent payments using a Monte Carlo Simulation Method (“MCSM”), which uses the following assumptions: price targets, current stock price, risk-free interest rate, expected term, expected volatility, and expected dividend yield. The fair value estimates use unobservable inputs that reflect our own assumptions as to our ability to meet the earn-out targets and discount rates used in the calculations. The unobservable inputs are defined in ASC Topic 820, “Fair Value Measurements and Disclosures,” as Level 3 inputs. We review the probabilities of achievement of the earn-out targets to determine the impact on the fair value of the earn-out consideration on a quarterly basis over the earn-out period. Changes in the estimated fair value of the contingent earn-out consideration related to Earn-Out Shareholders are recorded in other income (expense) in the Consolidated Statements of Operations and Comprehensive Loss and are reflected in the period in which they are identified. Changes in the estimated fair value of contingent earn-out consideration related to Earn-Out Service Providers is recorded as stock compensation for the period. Changes in the estimated fair value of the contingent earn-out consideration may materially impact or cause volatility in our operating results.

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

Stock-Based Compensation

We have offered stock options, RSUs and PSUs to employees and non-employees. We measure and recognize compensation expense for all share-based awards based on estimated fair values on the date of grant. The compensation expense is recognized on a straight-line basis over the requisite service period for time-based awards with only service conditions. Share-based awards with performance conditions are expensed under the accelerated attribution method based on each vesting tranche. We recognize forfeitures as incurred and, therefore, reverse previously recognized share-based compensation expense at the time of forfeiture. We use the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) to estimate the fair value of stock options. RSUs are measured based on the fair values of our underlying common stock on the dates of grant. We estimate the grant-date fair values of PSUs utilizing a MCSM.

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

We determined the fair value per share of the underlying Legacy Akili common stock by taking into consideration results obtained from third-party valuations and additional factors that were deemed relevant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (“Practice Aid”). The Practice Aid identifies various available methods for allocating the enterprise value across classes of capital stock in determining the fair value of Legacy Akili common stock at each valuation date. Based on our stage of development and other relevant factors, historically, we have considered both the Probability Weighted Expected Return Method (“PWERM”) and the option pricing method (“OPM”) as appropriate methods for estimating our enterprise value to determine the fair value of Legacy Akili common stock. The PWERM is a scenario-based methodology that estimates the fair value of common stock based upon an analysis of future values for the company, assuming various outcomes. The common stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. The OPM treats the share classes of an enterprise as a series of call options with a claim on the equity value of the company. Exercise prices are determined based on the equity value breakpoints in which the various share classes either receive a liquidation preference or convert, in the case of preferred stock, or exercise, in the case of options and warrants. An option pricing model, such as the Black-Scholes Model, is then utilized to value the call options for the purpose of allocating value to the various share classes of an enterprise. The OPM is a forward-looking analysis in that it considers the liquidation rights and preferences of the share classes as of a future liquidity date.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the reports of our independent registered public accounting firms, appear beginning on page F-1 of this Annual Report for the year ended December 31, 2022.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

We have adopted a Code of Ethics that applies to all officers, directors and employees in connection with their work for us. The full text of our Code of Ethics is posted on the investor relations page of our website at https://investors.akiliinteractive.com/governance/governance-documents/default.aspx.

We intend to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on our website, at the Internet address and location specified above.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(3)
Exhibits:

Exhibit Number	Description
2.1+

Agreement and Plan of Merger, dated as of January 26, 2022, by and among the Registrant, Karibu Merger Sub, Inc., and Akili Interactive Labs, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 filed on February 14, 2022).

3.1	Certificate of Incorporation of Akili, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 23, 2022).
3.2	By-Laws of Akili, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 23, 2022).
4.1	Specimen Common Stock Certificate of Akili, Inc. (incorporated by reference to Exhibit 4.2 to Akili, Inc.’s Amendment No. 3 to the Registration Statement on Form S-4 filed on June 10, 2022).
4.2*	Description of Registrant’s Securities.
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

10.14	Akili, Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 23, 2022).
10.15	Akili, Inc. Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 27, 2022).
10.16	Akili, Inc. Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.16 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2022).
10.17	Akili, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.17 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2022).
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

10.19

Third Amendment to Lease, dated as of September 7, 2022, by and between Broad 125 Realty Partners, LLC and Akili Interactive Labs, Inc (incorporated by reference to Exhibit 10.16 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2022).

10.20†

License, Development and Commercialization Agreement, dated as of August 16, 2021, by and between Akili Interactive Labs, Inc. and TALi Digital Limited (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Registration Statement on Form S-4 filed on April 4, 2022).

10.21

Joinder and First Loan Modification Agreement, dated December 23, 2022, by and among Silicon Valley Bank, in its capacity as administrative agent and collateral agent, Silicon Valley Bank and SVB Innovation Credit Fund VIII, L.P., as lenders, and Akili, Inc. and Akili Interactive Labs, Inc., as borrowers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on December 27, 2022).

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of KPMG LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page to this annual report).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akili, Inc.

Date: March 9, 2023	By:	/s/ W. Edward Martucci II, Ph.D.
	Name:	W. Edward Martucci II, Ph.D.
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Akili, Inc.

Date: March 9, 2023	By:	/s/ Santosh Shanbhag
	Name:	Santosh Shanbhag
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints W. Edward Martucci II, Ph.D. and Santosh Shanbhag, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ W. Edward Martucci II, Ph.D.	Chief Executive Officer and Director	March 9, 2023
W. Edward Martucci II, Ph.D.	(Principal Executive Officer)

/s/ Santosh Shanbhag	Chief Financial Officer	March 9, 2023
Santosh Shanbhag	(Principal Financial and Accounting Officer)

/s/ Chamath Palihapitiya	Chairman and Director	March 9, 2023
Chamath Palihapitiya

/s/ Kenneth Ehlert	Director	March 9, 2023
Kenneth Ehlert

/s/ Adam Gazzaley, M.D., Ph.D.	Director	March 9, 2023
Adam Gazzaley, M.D., Ph.D.

/s/ Mary Hentges	Director	March 9, 2023
Mary Hentges
/s/ William “BJ” Jones, Jr.	Director	March 9, 2023
William “BJ” Jones, Jr.

/s/ Christine Lemke	Director	March 9, 2023
Christine Lemke

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Akili, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Akili, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

Boston, Massachusetts

March 9, 2023

AKILI, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$54,097	$76,899
Restricted cash	305	305
Short-term investments	82,034	-
Accounts receivable	41	29
Prepaid expenses and other current assets	4,565	2,500
Total current assets	141,042	79,733
Property and equipment, net	919	1,193
Operating lease right-of-use asset	2,596	-
Prepaid expenses and other long-term assets	-	11
Total assets	$144,557	$80,937
Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	2,681	2,345
Accrued expenses and other current liabilities	5,616	5,477
Deferred revenue	106	96
Deferred rent, short term	-	123
Operating lease liability	826	-
Note payable, short term	4,375	-
Total current liabilities	13,604	8,041
Note payable, long term	10,442	4,784
Operating lease liability, net of current portion	2,485	-
Corporate bond, net of bond discount	1,834	1,638
Earn-out liabilities	5,513	-
Deferred rent, long term	-	712
Total liabilities	33,878	15,175
Commitments and contingencies
Redeemable convertible preferred stock, $0.0001 par value: 100,000,000 and 48,102,729 shares authorized at December 31, 2022 and 2021, respectively; 0 and 43,318,218 shares issued and outstanding at December 31, 2022 and 2021, respectively	-	291,876
Stockholders' equity (deficit)
Common stock, $0.0001 par value: 1,000,000,000 and 63,315,481 shares authorized at December 31, 2022 and 2021, respectively; 78,022,924 and 1,674,106 shares issued and outstanding at December 31, 2022 and 2021, respectively	8	-
Additional paid-in capital	350,980	-
Accumulated deficit	(240,288)	(226,114)
Accumulated other comprehensive loss	(21)	-
Total stockholders' equity (deficit)	110,679	(226,114)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$144,557	$80,937

The accompanying notes are an integral part of these consolidated financial statements.

AKILI, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Revenues	$323	$538
Cost of revenues	441	355
Gross profit (loss)	(118)	183
Operating expenses:
Research and development	28,858	18,234
Selling, general and administrative	61,701	42,668
Total operating expenses	90,559	60,902
Operating loss	(90,677)	(60,719)
Other income (expense):
Other income	1,482	17
Interest expense	(1,484)	(465)
Extinguishment of debt	-	(181)
Change in estimated fair value of earn-out liabilities	82,734	-
Total other income (expense)	82,732	(629)
Loss before income taxes	(7,945)	(61,348)
Income tax expense	(19)	-
Net loss	$(7,964)	$(61,348)
Unrealized loss on short-term investments	$(21)	$-
Comprehensive loss	$(7,985)	$(61,348)
Net loss	$(7,964)	$(61,348)
Dividends on Series D convertible preferred stock	(7,383)	(6,660)
Redemption value of Series D convertible preferred stock	(3,692)	(58,649)
Net loss attributable to common stockholders	$(19,039)	$(126,657)
Net loss per share attributable to common stockholders - basic and diluted	$(0.64)	$(91.88)
Weighted average common stock outstanding - basic and diluted	29,878,041	1,378,527

The accompanying notes are an integral part of these consolidated financial statements.

AKILI, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Permanent
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity (Deficit)
Balance at December 31, 2020	23,785,202	$116,886	1,157,868	$-	$9,905.00	$(114,807)	$-	$(104,902)
Retroactive application of recapitalization (Note 1)	3,596,097	-	175,058	-	-	-	-	-
Adjusted balance, beginning of period	27,381,299	116,886	1,332,926	-	9,905	(114,807)	-	(104,902)
Stock-based compensation expense	-	-	-	-	4,913	-	-	4,913
Exercise of stock options	-	-	341,180	-	264	-	-	264
Issuance of common stock warrants	-	-	-	-	268	-	-	268
Issuance of convertible preferred stock, net of issuance costs	15,027,076	109,681	-	-	-	-	-	-
Stock dividend accrued for Series D preferred stock	909,843	6,660	-	-	(4,661)	(1,999)	-	(6,660)
Redemption value of Series D preferred stock	-	58,649	-	-	(10,689)	(47,960)	-	(58,649)
Net loss	-	-	-	-	-	(61,348)	-	(61,348)
Balance at December 31, 2021	43,318,218	$291,876	1,674,106	$-	$-	$(226,114)	$-	$(226,114)
Stock-based compensation expense	-	-	-	-	8,574	-	-	8,574
Exercise of stock options	-	-	116,299	-	149	-	-	149
Stock dividend accrued for Series D preferred stock	1,008,596	7,383	-	-	(4,865)	(2,518)	-	(7,383)
Redemption value of Series D preferred stock	8,472,752	3,692	-	-	-	(3,692)	-	(3,692)
Exercise of Legacy Akili warrants	-	-	8,834	-	-	-	-	-
Vesting of common stock warrants	-	-	-	-	282	-	-	282
Conversion of redeemable preferred stock into common stock	(52,799,566)	(302,951)	52,799,566	5	302,946	-	-	302,951
Issuance of common stock related to Business Combination and PIPE Investment	-	-	23,367,500	3	164,280	-	-	164,283
Reverse recapitalization, net of transaction costs (including ($87,512) of deemed dividends related to Earn-Out Shareholders)	-	-	-	-	(120,386)	-	-	(120,386)
Vesting of RSUs	-	-	56,619	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	(21)	(21)
Net loss	-	-	-	-	-	(7,964)	-	(7,964)
Balance at December 31, 2022	-	$-	78,022,924	$8	$350,980	$(240,288)	$(21)	$110,679

The accompanying notes are an integral part of these consolidated financial statements.

AKILI, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(7,964)	$(61,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	308	279
Reduction in the carrying amount of right-of-use assets	489	-
Stock-based compensation expense	9,309	4,913
Loss on extinguishment of debt	-	181
Loss on disposal of fixed assets	-	13
Amortization of premium on short-term investments	(881)	-
Non cash interest expense	512	219
Change in fair value of earn-out liabilities	(82,734)	-
Changes in operating assets and liabilities:
Accounts receivable	(12)	(21)
Prepaid expenses and other current assets	(2,037)	(2,186)
Deposits	-	22
Prepaid expenses and other long-term assets	11	(11)
Accounts payable	387	1,480
Accrued expenses and other current liabilities	(310)	3,034
Deferred rent and other long term liabilities	(24)	(284)
Operating lease liabilities	(585)	-
Deferred revenue	10	(273)
Net cash used in operating activities	(83,521)	(53,982)
Cash flows from investing activities:
Acquisition of property and equipment	(42)	(65)
Capitalized software development costs	-	(427)
Purchases of short-term investments	(111,174)	-
Proceeds from maturities of short-term investments	30,000	-
Net cash used in investing activities	(81,216)	(492)
Cash flows from financing activities:
Proceeds from exercise of stock options	149	264
Proceeds from note payable	10,000	5,000
Proceeds from issuance of preferred stock, net issuance costs	-	109,681
Proceeds from Business Combination, net of transaction costs paid	131,814	-
Taxes paid related to net share settlement of share-based awards	(28)	-
Payment of debt issuance costs	-	(74)
Payment of premium on note payable	-	(26)
Repayment of principal on note payable	-	(2,000)
Net cash provided by financing activities	141,935	112,845
Net increase (decrease) in cash, cash equivalents, and restricted cash	(22,802)	58,371
Cash, cash equivalents, and restricted cash at beginning of period	77,204	18,833
Cash, cash equivalents, and restricted cash at end of period	$54,402	$77,204
Supplementary Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	834	217
Noncash investing and financing activities:
Purchase of property and equipment included in accounts payable	-	7
Deferred asset for fees related to undrawn debt included in accrued expenses	51	-
Common stock warrants issued related to note payable	282	268
Redemption value of Series D preferred stock	3,692	58,649
Dividends accrued for Series D preferred stock	7,383	6,660
Recognition of liabilities for Earn-Out Shareholders	87,512	-
Net liabilities assumed in the Business Combination	500	-

The accompanying notes are an integral part of these consolidated financial statements.

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

On August 19, 2022, (the “Closing Date”), Social Capital Suvretta Holdings Corp. I, (“SCS”) consummated the previously announced merger pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated January 26, 2022, by and among SCS, Akili Interactive Labs, Inc. and Karibu Merger Sub, Inc., pursuant to which Karibu Merger Sub, Inc. merged with and into Akili Interactive Labs, Inc., with Akili Interactive Labs, Inc. becoming a wholly owned subsidiary of SCS (the “Business Combination”). Upon the closing of the Business Combination (the “Closing”), SCS changed its name to Akili, Inc.

In connection with the Business Combination, SCS completed the sale and issuance of 16,200,000 shares of Akili, Inc. common stock, $0.0001 par value per share (the “Common Stock”) in a private placement transaction for a purchase price of $10.00 per share for $162,000 in the aggregate (the “PIPE Investment”). Gross proceeds from the Merger totaled approximately $164,283 which included funds held in SCS’s trust account (after giving effect to redemptions). In connection with the Business Combination, approximately $31,438 of transaction costs and other fees were incurred. References to SCS refer to the Company prior to the consummation of the Business Combination and references to “Legacy Akili” refer to Akili Interactive Labs, Inc. (now a wholly-owned subsidiary of Akili, Inc.) prior to the consummation of the Business Combination. Legacy Akili was deemed the accounting acquirer in the Business Combination. This determination was primarily based on Legacy Akili’s stockholders prior to the Business Combination having a majority of the voting power in the combined company, Legacy Akili having the ability to appoint a majority of the board of directors of the combined company (the “Board”), Legacy Akili’s existing management comprising the senior management of the combined company, Legacy Akili comprising the ongoing operations of the combined company, Legacy Akili being the larger entity based on historical revenues and business operations, and the combined company assuming Legacy Akili’s name. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Akili issuing stock for the net assets of SCS, accompanied by a recapitalization. Under this method of accounting, SCS who was the legal acquirer, is treated as the “acquired” company for financial reporting purposes. The net assets of SCS are stated at historical cost, with no goodwill or other intangible assets recorded. The equity structure has been restated in all comparative periods up to the Closing Date to reflect the number of shares of the Company’s Common Stock, $0.0001 par value per share, issued to Legacy Akili stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Akili’s convertible preferred stock (“Legacy Convertible Preferred Stock”) and Legacy Akili common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio of approximately 1.15 pursuant to the terms of the Business Combination. Legacy Convertible Preferred Stock previously classified as mezzanine was retroactively adjusted, converted into Common Stock, and reclassified to permanent as a result of the reverse recapitalization. See Note 11 for more information. Akili, Inc. (formerly SCS) is a Delaware corporation incorporated on December 1, 2020. Akili Interactive Labs, Inc. is a Delaware corporation incorporated on December 1, 2011.

Going Concern

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory clearance, authorization or approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance- reporting capabilities.

Most of the Company’s product candidates are still in development. There can be no assurance that the Company’s research and development will be successfully completed; that adequate protection for the Company’s intellectual property will be obtained; that any products developed will obtain necessary government regulatory clearance, authorization or approval; or that any cleared, authorized, or approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants.

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative operating cash flows for the year ended December 31, 2022 and had an accumulated deficit of $240,288 at December 31, 2022. The Company believes that its cash and cash equivalents and short-term investments at December 31, 2022 of $136,131, along with the $10,000 available undrawn debt, will be sufficient to fund the Company’s planned operations and existing obligations, including minimum principal payment obligations due under existing debt agreements, for at least one year after the date that the consolidated financial statements are issued.

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

COVID-19 Related Significant Risks and Uncertainties

There continue to be uncertainties regarding the pandemic of the novel coronavirus (“COVID-19”) and the Company is closely monitoring the impact of COVID-19 on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, and business partners. The Company is unable to predict the specific impact that COVID-19 may have on its financial position and operations moving forward due to the numerous uncertainties. Any estimates made herein may change as new events occur and additional information is obtained, and actual results could differ materially from any estimates made herein under different assumptions or conditions. The Company will continue to assess the evolving impact of COVID-19.

In response to the COVID-19 pandemic, Congress passed the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) which was signed into law on March 27, 2020. The CARES Act provides for deferred payment of the employer portion of social security taxes through the end of 2020, with a portion of the deferred amount due by December 31, 2022. As of December 31, 2022 all payments originally deferred under the CARES Act have been made.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, after elimination of all intercompany accounts and transactions.

2. Summary of Significant Accounting Policies

Use of estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development expenses, the valuation of the earn-out liability and the valuation of stock-based awards. On an ongoing basis, management evaluates its estimates, including those related to accrued liabilities and stock-based compensation expense. Actual results could differ from the Company’s estimates.

Cash and cash equivalents: The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, are stated at fair value.

Restricted cash: Restricted cash consists of two savings accounts. One is required as collateral for the business credit cards which remains restricted until the contract is terminated and the obligation is paid in full. The second is a security deposit for an office lease in Larkspur, California and remains in place until the lease ends in 2026.

Investments: The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. All investments in marketable securities are classified as available for sale. Available-for-sale securities are reported at fair value, with temporary unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, while other-than-temporary gains or losses are included in earnings. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense) within the consolidated statements of operations and comprehensive loss.

Concentration of credit risk and significant customers: Cash, cash equivalents and investments are the primary exposure for the Company to concentrations of credit risk. Periodically, the Company maintains deposits in government insured financial institutions in excess of government insured limits. The Company deposits its cash in financial institutions that it believes are financially sound and have not experienced any losses on such accounts and does not believe it is exposed to any significant credit risk on cash. Further, management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, are subject to minimal credit risk. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the year ended December 31, 2021, a single customer comprised 65.4% of the Company’s revenue (see Note 4). There was no significant concentration in any single customer for the year ended December 31, 2022.

Fair value of financial instruments: The Company’s financial instruments consist of cash equivalents, short-term investments, accounts payable, accrued expenses, a corporate bond, note payable and preferred shares. The carrying amount of accounts payable and accrued expenses are considered a reasonable estimate of their fair value, due to the short-term maturity of these instruments. The Company’s cash equivalents and short-term investments are carried at fair value, determined according to the fair value hierarchy described below (see Note 13).

The Company follows the guidance in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, or ASC 820, which defines fair value and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1: Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2: Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3: Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level I to Level 2 or Level 2 to Level 3.

Property and equipment: Property and equipment is stated at cost less accumulated depreciation and any accumulated impairment losses. Cost includes expenditure that is directly attributable to the acquisition of the asset. When parts of an item of property and equipment have different useful lives, they are accounted for as separate items (major components) of property and equipment. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets:

Furniture and fixtures	5-7 years
Computer equipment and software	3 years
Office equipment	3 years
Leasehold improvements	3-7 years (Or remaining term of the lease, if shorter)
Internal-use software	2-5 years

Depreciation methods, useful lives and residual values are reviewed at least annually and adjusted, if appropriate.

Impairment of long-lived assets: The Company periodically reviews the carrying amount of long-lived assets which consist of property and equipment, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group, based on discounted cash flows. Management judgment is necessary to estimate the fair value of asset groups. Accordingly, actual results could vary significantly from such estimates. The Company has not identified any circumstances that would warrant an impairment charge for any long-lived assets on the consolidated balance sheet at December 31, 2022 or 2021.

Internal-use software development costs: With respect to the Company’s software products sold under subscription arrangements with customers, costs incurred in the preliminary design and development stages of a project are expensed as incurred in accordance with FASB ASC 350-40, Internal-Use Software. Once a project has reached the application development stage and it is probable that the software will be completed for its intended function, certain internal, external, direct and indirect costs may be subject to capitalization. Generally, costs are capitalized until the technology is available for its intended use. Subsequent costs incurred for the development of future upgrades and enhancements, which are expected to result in additional functionality, follow the same protocol for capitalization. Capitalized software development costs are recorded in property and equipment on the Company’s consolidated balance sheets.

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

Deferred revenue: Deferred revenue represents payment received in advance of revenue being earned and is comprised of fees received in advance of the delivery or completion of the services and amounts received in instances when revenue recognition criteria have not been met. Deferred revenue associated with upfront payments for a subscription to the Company’s FDA approved video game product is amortized ratably over the subscription period.

Legacy Convertible Preferred Stock: In connection with the Business Combination, all Legacy Convertible Preferred Stock were converted to common stock of Legacy Akili. See Notes 1, 3, and 11 for further information. The Company recorded shares of Legacy Convertible Preferred Stock at their respective estimated fair values on the dates of issuance, net of issuance costs. Legacy Convertible Preferred Stock was classified outside of stockholders’ deficit because the holders of such shares had liquidation and redemption rights in the event of a deemed liquidation event that, in certain situations, are not solely within the control of the Company, such as a merger, acquisition, and sale of all or substantially all of the Company’s assets.

Earn-Out Liabilities: In connection with the Business Combination, holders of Legacy Akili common stock, Legacy Convertible Preferred Stock and warrants to purchase shares of Legacy Akili common stock ("Earn-Out Shareholders") and employees or individual service providers holding options to purchase shares of Legacy Akili common stock, in each case as designated by the Board of Akili as an earn-out service provider prior to the Closing Date (“Earn-Out Service Providers”) received the contingent right to receive additional Common Stock upon the achievement of certain earn-out targets (the “Rights”). The Company concluded the issuance of Rights to Earn-Out Shareholders constitutes a deemed dividend and evaluated the Rights for classification under guidance applicable to financial instruments. In assessing classification, the Company considered ASC Subtopic 815-40 “Contracts in Entity’s Own Equity” and determined the Rights contain settlement provisions that preclude them from being indexed to the Company’s stock and accordingly liability classification is required. The Company concluded issuance of the Rights to Earn-Out Service Providers represents compensation in scope of ASC Topic 718, "Compensation - Stock Compensation." In considering relevant classification guidance, the Company determined the Rights issued to Earn-Out Service Providers are liabilities because they are indexed to whether such Earn-Out Service Providers hold qualifying equity instruments when the earn-out targets are achieved. The fair value of the contingent earn-out consideration is estimated as of the Closing Date at the present value of the expected contingent earn-out consideration using a Monte Carlo Simulation Method ("MCSM"). The Company reviews the probability of achievement of the earn-out targets to determine the impact on the fair value of the earn-out consideration on a quarterly basis over the earn-out period. For Earn-Out Shareholders, the corresponding fair value was initially recorded against additional paid-in capital. Changes in the estimated fair value of the contingent earn-out consideration related to Earn-Out Shareholders are recorded in other income (expense) in the Consolidated Statements of Operations and Comprehensive Loss and are reflected in the period in which they are identified. For Earn-Out Service Providers, the corresponding fair value was initially recorded within operating expenses in the same functional category as the grantees' operating expenses. Changes in the estimated fair value of contingent earn-out consideration related to Earn-Out Service Providers is recorded as stock compensation for the period. Changes in the estimated fair value of the contingent earn-out consideration may materially impact or cause volatility in the Company's operating results.

Transaction Costs: The Company has allocated certain transaction costs to the Earn-out Shares based on the relative fair value of these instruments as compared to the other newly issued instruments as part of the Business Combination. The portion of transaction costs allocated to these instruments is reflected as a reduction to cash and an increase in selling, general and administrative expense. The costs were determined to relate to future share issuances and not to the initial recapitalization and therefore they were expensed on the Closing Date. All costs allocated to the other newly issued instruments, which consisted of Common Stock, were recorded in total permanent equity as a reduction of additional paid-in capital.

Revenue: The Company accounts for revenue recognition in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii)

determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company only applies the five-step analysis to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company generates patient revenue from contracts with caregivers and patients (“Clients”) who purchase subscriptions to access the Company’s FDA approved video game. Clients are billed in advance for the entire subscription term. Along with the subscription to the video game product, the Clients also receive reporting metrics and technical support services. The subscription to the video game product, reporting metrics and technical support services are combined as a single stand-ready performance obligation because while the components are separate performance obligations, they have the same method and pattern of recognition. Accordingly, the purchase consideration is recognized ratably on an over time basis over the subscription period which begins once the access code is inputted into the game by the Client and game play has started.

The Company has generated revenue from a collaboration agreement with Shionogi. The consideration allocated to each performance obligation is recognized as revenue when control is transferred for the related goods or services. For performance obligations that consist of licenses and other promises, the Company applies judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The Company has determined that the licenses and other promises under the Collaboration Agreement are a single combined performance obligation satisfied over time. The Company must select a single measure of progress that best depicts the Company’s measurement of progress. ASC 606-10-26-33 states that appropriate methods of measuring progress include output methods and input methods and notes that an entity should consider the nature of the good or service that the entity promised to transfer to the customer in determining the appropriate method for measuring progress. Since activities performed to research and validate one phase may be useful in researching and validating subsequent phases, the Company believes that an input method, which tracks the Company’s efforts required to perform the contracted activities during the contract term, is more representationally faithful than an output method, which might track the agreed upon deliverables that are not similar to one another.

If an arrangement includes development and regulatory milestone payments or royalties, the Company evaluates whether the milestones or royalties are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone or royalty value is included in the transaction price. Payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

The following table presents the Company’s revenue by type:

	Year Ended December 31,
	2022	2021
Product revenue	$323	$186
Collaboration revenue	-	352
Total	$323	$538

As of December 31, 2022, the Company has a contract liability related to product revenue, which consists of amounts that have been paid but have not been recognized as revenue. All amounts are expected to be recognized as revenue within 12 months of the balance sheet date and are classified as current deferred revenue. The Company recognized $96 of product revenue in the year ended December 31, 2022 that was previously included in the December 31, 2021 deferred revenue balance.

Contract Liabilities	Product
Balance at December 31, 2021	$96
Revenue recognized	(323)
Revenue deferred	333
Balance at December 31, 2022	$106

Cost of revenue: Cost of revenue includes pharmacy dispense fees, personnel and related costs, third party contractor expenses, royalties, amortization of capitalized software related to our commercialized product and software subscriptions related to our product and hosting fees.

Research and development costs: Research and development costs are expensed as incurred. Research and development costs include personnel and related costs, consulting costs, external contract research and development expenses, as well as depreciation and utilities. The Company has several agreements with non-related entities to conduct research on behalf of the Company. The expenses incurred associated with these agreements are expensed as incurred within research and development costs.

Advertising: The Company expenses advertising costs as incurred. Advertising expenses were $7,861 and $12,889 during the years ended December 31, 2022 and 2021.

Accounting for stock-based compensation: Stock-based compensation made to employees and non-employees, including stock options, restricted stock units (“RSUs”) and performance stock units with market conditions (“PSUs”), is measured based on the grant date fair value of the awards and is recognized as compensation expense typically on a straight-line basis over the period during which the share-based award holder is required to perform services in exchange for the award (the vesting period) for stock options and RSUs and on an accelerated attribution basis for each vesting tranche over the respective derived service period for PSUs.

The Company classifies stock-based compensation expense in its consolidated statement of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified.

The Company recognizes adjustments to stock compensation expense for forfeitures as they occur. The fair value of each stock option grant is estimated on the date of grant using the Black- Scholes option-pricing model. RSUs are measured based on the fair values of the underlying stock on the date of grant. We use the MCSM to estimate the fair value of PSUs. See Note 12 for further discussion of stock-based compensation.

Income taxes: Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax basis of assets and liabilities using rates anticipated to be in effect when such temporary differences reverse. A change in tax rates is recognized in income in the period of the enactment date. A valuation allowance against net deferred tax assets is required if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company also assesses the probability that the positions taken or expected to be taken in its income tax returns will be sustained by taxing authorities. A “more likely than not” (more than 50%) recognition threshold must be met before a tax benefit can be recognized. Tax positions that are more likely than not to be sustained on examination by the taxing authorities, based on the technical merits of the position, are reflected in the Company’s consolidated financial statements. Tax positions are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The difference between the benefit recognized for a position and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense.

Comprehensive Loss: Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders.

Net Loss Per Share: The Company follows the two-class method when computing net loss per share, or EPS, as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of common stock equivalents.

The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti- dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2022 and 2021.

Segment and Geographic Information: Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer, or CEO. The Company views its operations as and manages its business in one operating segment operating exclusively in the United States.

Emerging Growth Company Status: The Jumpstart Our Business Startups Act of 2012 permits an emerging growth company, or EGC, such as Akili to take advantage of an extended transition period to comply with the new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC, which means that when a standard is issued or revised, it has different applications for public or private companies, the Company will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that the Company either (i) irrevocably elect to “opt-out” of such extended transition period or (ii) no longer qualify as an EGC.

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

The Company adopted this guidance, effective January 1, 2022, using the modified retrospective method as of the date of adoption such that prior periods will not be restated. The Company elected a package of practical expedients, under which an entity need not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, or initial direct costs for any existing leases. Additional disclosures related to accounting for leases under this new standard are included in Note 7. The adoption incrementally increased the Company’s assets and liabilities by the right-of-use asset and lease liabilities. As the leases do not provide an implicit rate, the Company’s incremental borrowing rate was determined based on the information available at the date of adoption to measure its lease liability. The adoption did not have a material impact on the Company’s consolidated statement of operations and comprehensive income (loss) and did not require a cumulative adjustment to accumulated deficit on its consolidated statement of stockholders’ equity as of December 31, 2022.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes-Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This standard is effective for annual reporting periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. The Company adopted this guidance for the year ending December 31, 2022, however there was no impact to the tax provision.

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

Upon the Closing, holders of Legacy Akili common stock received shares of Common Stock in an amount determined by application of the exchange ratio of approximately 1.15 (the “Exchange Ratio”), which was based on Legacy Akili’s implied price per share prior to the Business Combination. For periods prior to the Business Combination, the reported share and per share amounts have been retroactively converted by applying the Exchange Ratio. The consolidated assets, liabilities and results of operations prior to the Business Combination are those of Legacy Akili.

In connection with the Business Combination, approximately $31,438 of transaction related expenses and other costs were incurred.

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of changes in equity:

Year ended December 31, 2022
Cash - SCS trust and cash (net of redemptions)	$2,283
Cash - PIPE investors	162,000
Gross proceeds	164,283
Transaction related expenses and other costs paid at Closing (of which $8,850 represent the Company's transaction costs)	(30,989)
Transaction related expenses and other costs paid after Closing	(449)
Net proceeds from the Business Combination	132,845

In addition to the $8,850 paid at Closing noted in the table above, the Company incurred $4,077 in additional transaction costs related to certain legal, accounting, consulting and other third-party fees incurred. These transaction costs were incurred and paid during the year ended December 31, 2022. Of the Company's total transaction costs of $12,927, $3,046 was allocated to the Earn-Out Shares and expensed upon the Closing, based on the relative fair value of the Earn-Out Shares as compared to the other newly issued instruments as part of the Business Combination. The remaining Company transaction costs were recorded in additional paid-in capital.

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

As the Earn-Out Shares to Earn-Out Shareholders contain a settlement provision that precludes them from being indexed to the Company’s stock under ASC 815, Derivatives and Hedging, they are classified as liabilities. The Company accounts for the potential issuance of the Earn-Out Shares to Earn-Out Shareholders as a contingent consideration arrangement, a liability for which was initially valued and recorded using a MCSM for each earn-out period. Key inputs and assumptions were the Company’s stock price, expected term, volatility, the risk-free rate, and dividend yield. Some of these inputs are Level 3 assumptions that are updated each reporting period as the earn-out liabilities are recorded at fair value on a recurring basis. The Company revalued the earn-out liabilities as of December 31, 2022 and the change in the fair value of the earn-out liabilities was recorded in other income (expense) on the statement of operations.

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

	Earn-Out Shareholders	Earn-Out Service Providers	Total
Fair value as of December 31, 2021	$-	$-	$-
Initial fair value of earn-out liabilities at date of Business Combination	87,512	13,467	100,979
Change in fair value	(82,734)	(12,732)	(95,466)
Fair value as of December 31, 2022	$4,778	$735	$5,513

4. Option and Collaboration Agreements

On December 19, 2018, the Company entered into an Option and Collaboration Agreement (the “Collaboration Agreement”) with Shionogi & Co., Ltd (“Shionogi”), whereby the Company granted an option to Shionogi to develop and commercialize licensed digital therapeutic software products in specified territories. The option was effective between December 19, 2018 and April 15, 2019 (“Option Period”). It was determined that this period was the initial term of the contract.

As part of the agreement, Shionogi made an upfront payment to the Company of $10,000 at the date of execution that provided Shionogi up to April 15, 2019 to continue to evaluate the technology. In March 2019, Shionogi exercised its option to license the technology in exchange for another $10,000 cash payment. With the execution of the option, the Company is eligible to receive development and commercial milestones of up to $105,000. In addition, the Company will receive royalties on sales of the licensed products in Japan and Taiwan. The Company determined that the upfront, nonrefundable payment of $10,000 made by Shionogi upon execution of the Collaboration Agreement represented fixed consideration as there were no contingencies which could potentially result in an adjustment to this amount. This amount was the only consideration to be received by the Company during the Option Period. The Company also determined that the license rights granted and any assistance provided by the Company to Shionogi in drafting a protocol of a clinical study during the Option Period represented immaterial performance obligations in relation to the technology transfer within the Collaboration Agreement. As such, the $10,000 payment was added to the $10,000 consideration the Company received from Shionogi upon the exercise of the option and is being recognized based on the delivery of the promised license rights, the language translation of the technology, supporting of Shionogi’s preparation of its clinical trial, and access to Shionogi’s clinical trial patients’ data subsequent to that exercise. In October 2019, the Company and Shionogi entered into a modification scope of work agreement. Shionogi paid the Company an additional fee of $387 as a result of the modification. The Company recognized revenue over time from this contract on an inputs-based method that uses a cost to cost measure of progress. For the year ended December 31, 2021, the Company recognized approximately 1.5% of the $24,192 total transaction price as summarized below. All obligations under the Collaboration Agreement were fulfilled by the end of 2021 and the Company did not recognize any of the total transaction price during the year ended December 31, 2022. As of December 31, 2022 and 2021, there was no deferred revenue related to the Collaboration Agreement.

The total transaction price of the Collaboration Agreement consisted of the following at December 31, 2021:

Payment associated with option period	$10,000
Payment to exercise agreement	10,000
Discount on issuance on corporate bond (see Note 9)	3,805
Contract modification	387
Total transaction price	24,192
Less: Revenue recognized	(24,192)
Deferred revenue at December 31, 2021	-
$-

There were no changes to the transaction price of the Collaboration Agreement in the year ended December 31, 2022.

In August 2021, the Company entered into an exclusive License, Development and Commercialization Agreement with TALi Digital Limited (“TALi”). Pursuant to the license agreement, TALi granted to the Company an exclusive right to develop, supply and commercialize certain products for use in pediatric ADHD, in the United States and its territories. Under the license agreement, the Company will reimburse TALi for certain direct out of pocket costs incurred conducting specified studies. Additionally, TALi is entitled to receive from the Company up to $2.0 million upon achievement of a specified development milestone and up to

$35.5 million upon achievement of specified commercialization milestones, plus tiered royalties on the net sales of the licensed products. During the year ended December 31, 2022, the Company made payments of $98 for out of pocket costs. As of December 31, 2022, the Company has not made any payments for milestones or royalties.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2022	2021
Deferred issuance costs	$-	$572
Prepaid clinical trials	697	872
Prepaid insurance	1,892	81
Other current assets	1,976	975
Prepaid expenses and other current assets	$4,565	$2,500

6. Property and Equipment

Property and equipment, net consisted of the following:

	December 31,
	2022	2021
Furniture and fixtures	$184	$184
Computer equipment and software	477	443
Office equipment	60	60
Leasehold improvements	975	975
Capitalized internal-use software costs	427	427
Total property and equipment	2,123	2,089
Less: accumulated depreciation and amortization	(1,204)	(896)
Property and equipment, net	$919	$1,193

Depreciation and amortization expense was $308 and $279 for the years ended December 31, 2022 and 2021, respectively.

7. Commitments and Contingencies

Litigation: From time to time, the Company is a party to or can be threatened with litigation in the ordinary course of business. The Company regularly analyzes current information, including, as applicable, the Company`s defenses and insurance coverage, and, as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of any matters. The Company was not a party to any material legal proceedings as of the years ended December 31, 2022 and 2021.

Leases: As of December 31, 2022, the Company leases office space under non-cancelable operating leases in two cities. The lease for office space in Boston, Massachusetts was amended in September 2022 to extend the rental of one floor consisting of approximately 4,000 square feet, which will expire in December 2023. The office space in Larkspur, California consists of approximately 43,600 square feet pursuant to a lease that will expire in November 2026. The Company provided a customary letter of credit in the amount of approximately $250 as a security deposit, which is included in restricted cash within the consolidated balance sheets. These leases do not include any restrictions or covenants that had to be accounted for under the new lease guidance.

During the years ended December 31, 2022 and 2021, the Company recognized $1,026 and $1,116 of rent expense, respectively.

Net cash paid for the amounts included in the measurement of the operating lease liability on the consolidated balance sheet and operating activities in the consolidated statement of cash flow was $845 for the year ended December 31, 2022. The weighted average remaining lease term and incremental borrowing rate as of December 31, 2022 was 3.7 years and 7.3%, respectively.

Future lease payments for our noncancelable operating leases as of December 31, 2022 and a reconciliation to the carrying amount of the operating lease liability presented in the consolidated balance sheet as of December 31, 2022 is as follows:

Years Ending December 31,	Amounts
2023	$1,043
2024	914
2025	950
2026	904
Total undiscounted payments due under operating leases	3,811
Less imputed interest	(500)
Total	$3,311
Current operating lease liability	$826
Non-current operating lease liability	2,485
Total	$3,311

For comparable purposes, aggregate future minimum non-cancellable commitments under leases as of December 31, 2021, are as follows:

Years Ending December 31,	Amounts
2023	879
2024	914
2025	950
2026	904
Total	$3,647

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	2022	2021
Accrued bonus	$2,819	$2,516
Accrued royalties	110	106
Accrued wages and benefits	1,281	421
Accrued clinical study expenses	292	363
Accrued consulting service expenses	401	766
Other accrued expenses	713	1,305
Total	$5,616	$5,477

9. Corporate Bond

In March 2019, in connection with Shionogi exercising its option to enter into the Collaboration Agreement, the Company issued a $5,000 corporate bond to Shionogi for cash. The corporate bond is unsecured and is subordinated to the obligations of the Company under indebtedness for borrowed money owed by the Company to any bank or other financial institution. The maturity date of the corporate bond is November 10, 2031 and does not bear interest during its term (fixed interest rate of 0.0%). The corporate bond is prepayable by the Company at any time without penalty. The repayment of the corporate bond can be accelerated upon the termination of the Collaboration Agreement or upon the occurrence of an event of default (as defined), in both cases without penalty.

The Company determined that the interest rate on the corporate bond did not reflect a market interest rate that the Company would expect to incur on a similar instrument issued apart from the Collaboration Agreement. As such, the Company estimated the market rate of interest for a similar instrument (as 12.0%) and recorded a discount on the corporate bond at issuance in order to impute interest at this rate over the term of the instrument. The initial discount on the corporate bond was estimated to be $3,805. As the corporate bond was issued in connection with the Collaboration Agreement, the Company also added the estimated initial discount as a component of the transaction price (and an adjustment to revenue recognized) related to the Collaboration Agreement. The Company amortizes the initial discount to interest expense using the effective interest method over the term of the corporate bond.

The Company recognized amortization expense of $196 and $175 related to the discount on the Corporate Bond as a component of interest expense in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021, respectively.

The carrying amount of the corporate bond is as follows:

	2022	2021
Corporate Bond	$5,000	$5,000
Unamortized discount on Corporate Bond	(3,166)	(3,362)
Corporate Bond, net of discount	$1,834	$1,638

10. Note Payable

Amended and Restated Loan and Security Agreement

On May 25, 2021, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”) and SVB Innovation Credit Fund VIII, L.P. (“SVB Innovation Fund”) (collectively, the “Lenders”). On May 25, 2021, using the proceeds from the Amended and Restated Loan and Security Agreement, the Company paid SVB the then outstanding principal of $2,000 under the August 10, 2020 First Loan Modification Agreement with SVB (“First Loan Modification Agreement”). The Company recorded a loss on extinguishment of debt of $181 for the year ended December 31, 2021 related to unamortized debt issuance costs and fees paid on behalf of the Lenders.

The Amended and Restated Loan and Security Agreement allowed the Company to draw up to $50,000 in financing through three tranches. A total of $35,000 was available immediately in Tranche 1 and of that amount, a draw of $5,000 was mandatory upon the closing date. The remaining $30,000 of Tranche 1 was available at any time through June 30, 2022 (extended to September 30, 2022 as the aggregate original principal amount drawn prior to June 30, 2022 was equal to at least $15,000) and was required to be taken in minimum of $5,000 increments. The remaining two tranches were available subject to certain contingent events:

•
Tranche 2—$5,000, would have become available if the Company achieved certain revenue milestones on or prior to December 31, 2022 or prior to an event of default.
•
Tranche 3—$10,000, would have become available based on the satisfaction of certain conditions, including a certain revenue milestone, and at sole discretion of the Lenders on or prior to December 31, 2022 or prior to an event of default.

In December 2022, we entered into a Joinder and First Loan Modification Agreement with SVB (the "Amended SVB Term Loan"). The Amended SVB Term Loan decreased the principal available under Tranche 1 from $35,000 to $25,000 and increased the principal available under Tranche 3 from $10,000 to $20,000 (subject to the original contingent events listed above). The Tranche 1 and Tranche 3 draw periods were extended through March 31, 2023 and May 31, 2023, respectively. As of January 1, 2023, certain revenue milestones were not met and Tranche 2 and Tranche 3 are no longer available.

The Company borrowed $5,000 in May 2021 and $10,000 in June 2022 and will make interest-only payments through May 2023 before beginning to repay the outstanding principal in 24 equal monthly payments on the first day of each month beginning June 1, 2023, plus interest. The maturity date of the Amended and Restated Loan and Security Agreement is May 1, 2025.

The Amended and Restated Loan and Security Agreement accrues interest on each advance at a per annum rate of the greater of (a) the Wall Street Journal prime rate plus 3.75% or (b) 7.0%. The Company can elect to prepay all, but not less than all, of the advances drawn prior to the maturity date. The Company will be required to pay a prepayment fee, calculated by multiplying the outstanding principal balance outstanding immediately prior to such prepayment by (a) 3.0%, if repaid on or prior to May 25, 2022, (b) 2.0%, if repaid after May 25, 2022, but on or prior to May 25, 2023, or (c) 1.0%, if repaid after May 25, 2023. The Company will be required to make a final payment equal to 5.0% of the total amounts drawn from each tranche (the “Final Payment”), due upon the earliest of maturity, prepayment or termination of the amounts drawn under the Amended and Restated Loan and Security Agreement.

The Loan and Security Agreement is secured by substantially all of the Company’s personal property assets, including accounts receivable, equipment, license agreements, general intangibles, inventory and investment property, and all of the proceeds and products of the foregoing. The Company is also subject to certain financial and non-financial covenants in the Loan and Security Agreement, including requirements to maintain operating and deposit accounts with the lender and restrictions on certain corporate actions.

Upon closing of the Amended and Restated Loan and Security Agreement, the Company entered into warrant agreements with the Lenders (“Warrant Agreements”). As part of the Warrant Agreements, the Company issued fully-vested warrants to purchase 84,352 shares of common stock to the Lenders with an exercise price of $3.82 per share with a fair value of $268 on the date of issuance (see Note 11 for details). There were warrants to purchase an additional 140,586 shares that become available under the Warrant Agreements when aggregate term loan advances exceed $5,000. The additional shares to be issued are calculated by multiplying the 140,586 shares by the amount of term loan advances in excess of $5,000 and dividing the total by $45,000. As a result of the $10,000 draw in June 2022, warrants to purchase 31,242 shares became available with a fair value of $282.

In relation to the entering into the Amended and Restated Loan and Security Agreement, the Company incurred a total of $559 of debt issuance costs (including the fair value of the warrants granted to the Lenders, plus the $250 Final Payment). The Company incurred an additional $782 of debt issuance costs related to the $10,000 draw in June 2022 (including the fair value of the warrants granted to the Lenders, plus the $500 Final Payment). The Company is amortizing the deferred issuance costs to interest expense on the effective interest method through the maturity date of the Amended and Restated Loan and Security Agreement.

At December 31, 2022, the Company had outstanding principal of $15,000. The Company recognized non-cash interest expense related to debt issuance costs of $341 and $306 for the years ended December 31, 2022 and 2021, respectively. The Company recognized selling, general and administrative expense related to loan commitment fees of $210 and $138 for the years ended December 31, 2022 and 2021 respectively. The interest rate in effect was 11.3% and 7.0% as of December 31, 2022 and 2021, respectively. The weighted average interest rate was 9.2% and 7.0% for the years ended December 31, 2022 and 2021, respectively. At December 31, 2022, the carrying amount of the note payable (excluding the current portion of $4,375) is as follows:

Outstanding principal	$15,000
Note payable, short term	(4,375)
Final payment	750
Unamortized debt issuance costs	(933)
Note payable, long term (net of debt issuance costs)	$10,442

Future minimum principal payments due under the Amended and Restated Loan and Security Agreement, excluding the Final Payment, are as follows:

Years Ending December 31,
2023	4,375
2024	7,500
2025	3,125
Total	$15,000

11. Capital Stock

The Company's authorized capital stock consists of 1,000,000,000 shares of Common Stock, par value $0.0001 per share and 100,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2022, there were 78,022,924 shares of Common Stock issued and outstanding and 242,924 warrants outstanding to purchase Common Stock. There were no shares of preferred stock issued and outstanding.

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

Legacy Convertible Preferred Stock

In connection with the Business Combination, the Legacy Convertible Preferred Stock was retroactively adjusted, converted into Common Stock, and reclassified to permanent equity as a result of the reverse recapitalization. As of December 31, 2022, there is no Legacy Convertible Preferred Stock authorized, issued or outstanding. The following table summarizes details of Legacy Convertible Preferred Stock authorized, issued and outstanding on the Closing Date immediately prior to the Business Combination:

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

Terms of Legacy Convertible Preferred Stock: The relevant features of the Legacy Convertible Preferred Stock, prior to the conversion in the Business Combination, were as follows:

Voting: The holders of Legacy Convertible Preferred Stock had full voting rights and powers equal to the rights and powers of holders of shares of common stock, with respect to any matters upon which holders of shares of common stock have the right to vote. Holders of Legacy Convertible Preferred Stock were entitled to the number of votes equal to the number of whole shares of common stock into which such share of Legacy Convertible Preferred Stock could be converted at the record date for determination of the stockholders entitled to vote on such matters. Holders of record of the shares of common stock and preferred stock, voting together as a single class, were entitled to elect the directors of the Company.

Dividends: Prior to and in preference of any dividends declared for common stock of the Company, the Board of Directors may elect to declare dividends on each share of Legacy Convertible Preferred Stock.

Cumulative dividends accrued on Series D Legacy Convertible Preferred Stock ("Series D") at an annual rate of 10% and were paid annually in additional shares of Series D at the Series D purchase price. If not previously paid for, any partial period would convert or be paid, as applicable, in additional shares of Series D at the Series D purchase price upon a liquidation, dissolution, liquidation event, sale, winding up, redemption, conversion, SPAC merger, or initial public offering of the Common Stock. For any other dividends or distributions, participation with Common Stock on an as-converted basis. In accordance with the terms of the Series D issuance, the accrued stock dividends are automatically declared at the end of each fiscal year. Accordingly, a stock dividend of 790,350 Series D shares in the amount of $6,660 was declared on December 31, 2021. Additionally, a stock dividend of 1,008,596 Series D shares in the amount of $7,383 was declared on the Closing Date. The stock dividend declared on Closing Date has been adjusted to reflect the exchange of Legacy Convertible Preferred Stock for Akili, Inc. Common Stock at an exchange ratio of approximately 1.15 as a result of the Business Combination.

Liquidation preference: In the event of any liquidation, dissolution or winding-up of the Company, each holder of a share of the Series D then outstanding was entitled to be paid out of the assets of the Company available for distribution before any payment shall be made to the holders of Series C, Series B, Series A-2, or Series A-1 and common stock an amount equal to 150% of the original purchase price per share ($8.426854), plus any dividends declared, but unpaid thereon. From the remaining assets, Series C then outstanding was entitled to be paid out of the assets of the Company available for distribution before any payment shall be made to the holders of Series B, Series A-2 and Series A-1 and common stock an amount equal to $8.5073 per share, plus any dividends declared, but unpaid thereon. From the remaining assets, Series B, Series A-2, and Series A-1 then outstanding was entitled to be paid out of the assets of the Company available for distribution before any payment would be made to the holders of common stock an amount equal to $5.7699, $1.995 and $1.00 per share, respectively, plus any dividends declared, but unpaid thereon. Any remaining assets would have been distributed among the holders of the shares of Preferred Stock and common stock on a pro-rata basis.

Conversion: The holders of Legacy Convertible Preferred Stock had the right, at their option at any time, to convert any shares of Legacy Convertible Preferred Stock into fully paid and nonassessable shares of Legacy Akili common stock. The conversion ratio is determined by dividing the original issue price by the conversion price, which is equal to $1.00, $1.995, $5.7699, $8.5073, and $8.426854 per share for the Legacy Akili Series A-1, A-2, B, C, and D preferred stock, respectively. Conversion was mandatory upon the closing of a merger, combination or transaction with a special purpose acquisition company resulting in at least $75,000 of gross proceeds to the Company.

Redemption: The Series D preferred stock were redeemable at the option of the holders of a majority of the outstanding Series D commencing any time after the three-year anniversary of the closing date at a price equal to 150% of the aggregate of the original purchase price plus all accrued and declared, but unpaid dividends. Upon a redemption request, all Series D shares shall be redeemed except for any Series D holders who affirmatively opt-out. This redemption feature was not solely within the control of the Company. The Series D shares were not currently redeemable, but it was probable that the Series D shares would become redeemable in the future and therefore the Company had elected an accounting policy to subsequently measure the preferred stock at current redemption value. The redemption value adjustment reduced additional paid-in capital until the balance reached zero, at which point, any remaining adjustments increased the accumulated deficit. All accumulated dividends were issued as of Closing Date and the cumulative redemption value adjustment amounted to $62,341.

The holders of the other series of preferred shares do not have the option to demand redemption except in the case of a liquidation or deemed liquidation event, nor does the Company have the right to call the shares. Any shares of preferred shares that are redeemed by the Company shall be automatically cancelled and retired and shall not be reissued, sold or transferred.

Common Stock Warrants: In May 2021, the Company entered into the Amended and Restated Loan and Security Agreement (see note 10). In conjunction with this modification, the Company issued warrants to the Lenders to purchase a total of 224,938 shares of common stock with an exercise price of $3.82 per share, of which, 84,350 were fully vested and immediately exercisable. These warrants were determined to be a separate freestanding instrument from the Amended and Restated Loan and Security Agreement. The Company also concluded that the remaining warrants that could vest in future periods in connection with additional loan advances will be treated as separate issuances if and when they are issued. In connection with the June 2022 draw, warrants to purchase an additional 31,242 shares of common stock became vested. The Company considered the accounting for the warrants and concluded that they met the requirements for equity classification under ASC 815-40. Upon initial issuance, the vested warrants to purchase the Company’s common stock were recorded at fair value. The Company utilized the Black- Scholes option valuation approach to value the common warrants that were issued, resulting in an estimated fair value of $268 in May 2021 and $282 in June 2022. The Company recorded this amount as an increase to additional paid-in capital and an increase to debt issuance costs (see Note 10).

The Company determined the fair value of the warrants using the Black-Scholes option model with the following assumptions:

Amended and Restated Loan and Security Agreement Warrants	May 2021	June 2022
Fair value of common stock	$3.82	$10.06
Expected volatility	95.00%	96.56%
Expected term (in years)	10.00	8.91
Risk-free interest rate	1.56%	3.23%
Expected dividend yield	0.00%	0.00%

In August 2020, the Company entered into the First Loan Modification Agreement with SVB. In conjunction with this modification, the Company issued warrants to the lender, of which, 17,986 are fully vested and outstanding as of December 31, 2022. The warrants have an exercise price of $5.95 per share.

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

A total of 1,167,881 shares of our Common Stock are reserved and authorized for issuance under the 2022 ESPP. In addition, the number of shares of Common Stock available for issuance under the 2022 ESPP is automatically increased each January 1 of each calendar year beginning on January 1, 2023, and ending in 2031, by the least of (i) the excess (if any) of (A) 1% of the outstanding shares issued and outstanding on the immediately preceding December 31st (excluding any shares reserved for issuance under equity-based plans of Akili, Inc. including the 2022 Stock Option and Incentive Plan and the 2022 ESPP) over (B) the number of shares of stock then reserved for issuance under the 2022 ESPP as of such date, (ii) 1,167,881 or (iii) such number of shares determined by the administrator. Through December 31, 2022, no shares have been issued under the 2022 ESPP.

12. Stock-Based Compensation

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

During the year ended December 31, 2022, we incurred cash outflows of $28 related to the payment of withholding taxes for vested RSUs. These cash outflows are presented within net cash provided by financing activities in the consolidated statements of cash flows.

Share-based compensation expense related to stock options, RSUs, PSUs, and the expense related to Earn-Out Service Providers, is classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2022	2021
Research and development	$3,493	$1,340
Selling, general and administrative	5,816	3,573
Total	$9,309	$4,913

Included in the year ended December 31, 2022 balances in the table above is $735 of stock-based compensation related to the potential issuance of the Earn-Out Shares to Earn-Out Service Providers, as described in Note 3.

Stock Options: The terms of the stock option grants, including the exercise price per share and vesting periods, are determined by our Board of Directors.

Stock options are typically granted at exercise prices equal to the fair value of our common stock at the date of grant. Our stock options typically vest at a rate of 25% after one year from the vesting commencement date and then every six months over an additional three-year period. While the vesting schedule noted is typical, stock options have been issued under other vesting schedules. These alternative schedules include, but are not limited to (i) vesting at a rate of 33.33% every year for three years, (ii) vesting at a rate of 16.67% every six months for three years, and (iii) vesting at a rate of 12.5% every six months for four years. Our stock options expire ten years from the grant date or within 90 days of employee termination.

The following is a summary of stock option activity for the year ended December 31, 2022:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2021	8,667,093	$3.38	7.28
Granted	4,370,161	$5.03
Cancelled	(729,985)	$3.96
Exercised	(116,299)	$1.28
Balance at December 31, 2022	12,190,970	$3.98	7.36	$384
Exercisable December 31, 2022	6,707,064	$3.44	5.86	$384
Options vested and expected to vest, December 31, 2022	12,190,970	$3.98	7.36	$384

The fair value of all option activity was estimated at the date of grant using a Black-Scholes model with the following weighted-average assumptions for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Fair value of Common Stock	$5.03	$4.40
Expected volatility	99.19%	98.73%
Expected term (in years)	5.93	4.88
Risk-free interest rate	3.34%	0.81%
Expected dividend yield	0.00%	0.00%

Fair value of Common Stock: The fair value of the underlying common stock was determined by the Board of Directors until the Company became listed on an established stock exchange. The fair value was based upon a variety of factors, including the results obtained from independent third-party valuations, the Company’s financial position and historical financial performance, the status of technological developments within the Company’s products, the composition and ability of the current clinical and management team, an evaluation or benchmark of the Company’s competition, the current business climate in the marketplace, the illiquid nature of the common stock, arm’s length sales of the Company’s capital stock (including preferred stock), the effect of the rights and preferences of the preferred stockholders, and the prospects of a liquidity event, among others.

Expected volatility: As there is not sufficient historical volatility for the expected term of the options, the Company used an average historical share price volatility based on an analysis of reported data for a peer group of comparable companies, which were selected based upon industry similarities.

Expected term (in years): Expected term represents the period that the Company’s share option grants are expected to be outstanding. There is not sufficient historical share exercise data to calculate the expected term of the options. Therefore, the Company utilizes the “simplified” method for all options granted to value share option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option.

Risk-free interest rate: The Company determined the risk-free interest rate by using a weighted-average equivalent to the expected term based on the U.S. Treasury yield curve in effect as of the date of grant.

Expected dividend yield: The Company does not anticipate paying any dividends in the foreseeable future.

The weighted average grant-date fair value of stock options granted to employees during the years ended December 31, 2022 and 2021 was $3.94 and $3.39 per share, respectively.

During the years ended December 31, 2022 and 2021, the aggregate intrinsic value of stock option awards exercised was $504 and $1,040, respectively. Aggregate intrinsic value represents the difference between the exercise price and the fair value of the underlying Common Stock on the date of exercise.

As of December 31, 2022 there was $17,152 of unrecognized compensation cost related to unvested stock option grants to employees, which is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Units: The Company began issuing RSUs to its employees in 2022. RSUs are equity awards granted to employees that entitle the holder to shares of our common stock when the awards vest. RSUs granted to newly hired employees typically vest 25% on the first vesting date, which occurs approximately one year after the date of grant, and ratably each six months of the ensuing three year period. RSUs have been issued under other vesting schedules. These alternative schedules include, but are not limited to, (i) vesting at a rate of 16.67% every six months over three years, and (ii) vesting at a rate of 25% after three months and 12.5% every six months thereafter. RSUs are measured based on the fair value of our common stock on the date of grant.

The following table summarizes RSU activity for the year ended December 31, 2022:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Balance at December 31, 2021	—	n/a
Granted	858,559	$2.30
Vested	(56,619)	$2.30
Forfeited	(539)	$2.30
Balance at December 31, 2022	801,401	$2.30

As of December 31, 2022 there was $1,667 of unrecognized compensation cost related to unvested RSUs under the 2022 Plan, which is expected to be recognized over a weighted-average period of 3.1 years.

Performance Stock Units:

PSUs are equity awards granted to employees that, upon vesting, entitle the holder to shares of our common stock. Under the 2022 Plan, we granted PSUs that will vest, if at all, on a graded basis during the five-year period commencing on November 2, 2022, subject to the achievement of specified performance goals related to the volume-weighted average closing price of our stock over a 30-trading day period. As such, these awards are considered to contain a market condition. All PSUs are subject to continued employment on the date of vesting.

The following table summarizes PSU activity for the year ended December 31, 2022:

	Number of PSUs	Weighted- Average Grant Date Fair Value
Balance at December 31, 2021	—	n/a
Granted	4,554,408	$1.50
Vested	—	n/a
Forfeited	—	n/a
Balance at December 31, 2022	4,554,408	$1.50

Compensation cost associated with PSUs is recognized on a straight-line basis over the derived service period of each of the three vesting tranches, which vest upon the achievement of three different volume-weighted average closing prices of our common stock. We determine the grant-date fair values of PSUs utilizing a MCSM. Our use of a MCSM requires the use of the following inputs:

Current stock price: the closing stock price as quoted on Nasdaq as of November 2, 2022 was $2.30.

Risk-free interest rate: The risk-free interest rate of 4.3% was based on the U.S. Treasury rate at the time of grant commensurate with the remaining term of the PSUs.

Expected term: the expected term is the five-year term of the PSUs.

Expected volatility: the volatility rate as of November 2, 2022 was 95.0%. The volatility rate was determined using an average of historical volatilities over the expected term of selected industry peers deemed comparable to the Company.

Expected dividend yield: the expected dividend yield is zero as it is not expected that the Company will declare dividends on Common Stock during the expected term.

As of December 31, 2022, there was $6,405 of unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted average period of approximately 2.6 years.

13. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$32,829	$-	$-	$32,829
Short-term investments:
United States treasuries	82,034	-	-	82,034
Total assets	$114,863	$-	$-	$114,863
Long-term liabilities:
Earn-out liabilities	-	-	5,513	5,513
Total liabilities	$-	$-	$5,513	$5,513

	Fair Value Measurements as of December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$61,510	$—	$—	$61,510

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the years ended December 31, 2022 and 2021. The Company recorded unrealized losses on short-term investments of $21 in other comprehensive loss for the year ended December 31, 2022.

As of December 31, 2022 and 2021, the Company’s cash equivalents consisted of money market funds with original maturities of less than 90 days from the date of purchase. As of December 31, 2022, the Company’s short-term investments consisted of United States treasuries with original maturities of more than three months but less than one year. As of December 31, 2021, the Company did not have any liabilities that are measured at fair value on a recurring basis.

Earn-out liabilities — Upon the Closing, the Earn-Out Shares were accounted for as a liability because the triggering events that determine the number of shares to be earned (the “Triggering Events”) included events that were indexed to the Common Stock of the Company, with the change in fair value recognized in “Change in estimated fair value of earn-out liabilities” in the consolidated statement of operations.

The estimated fair value of the Earn-out Shares was determined using a MCSM using the following assumptions at each valuation date:

Price target: price target as defined in the Merger Agreement for each Triggering Event:

•
Triggering Event I is $15.00 per share
•
Triggering Event II is $20.00 per share
•
Triggering Event III is $30.00 per share

Current stock price: the closing stock price as quoted on Nasdaq as of December 31, 2022 and Closing Date was $1.12 and $14.07 per share, respectively.

Risk-free interest rate: The risk-free interest rate of 4.0% and 3.1% was based on the U.S. Treasury rate as of December 31, 2022 and Closing Date commensurate with the remaining term of the Earn-out Shares.

Expected term: the expected term is the five-year contractual term, starting at the issuance of the earn-out.

Expected volatility: the volatility rate as of December 31, 2022 and Closing Date was 119.9% and 100.0%, respectively. The volatility rate was determined using an average of historical volatilities over the expected term of selected industry peers deemed comparable to the Company.

Expected dividend yield: the expected dividend yield is zero as it is not expected that the Company will declare dividends on Common Stock during the expected term.

See Note 3 for a table that reconciles the change in fair value of the earn-out liabilities valued using Level 3 inputs.
14. Income Taxes

The provision for income taxes consists of the following components:

	Years Ended December 31,
	2022	2021
Current
Federal	$—	$—
State	19	-
Total current expense (benefit)	19	-
Deferred
Federal	-	-
State	-	-
Total deferred expense (benefit)	$—	$—
Total tax recognized	$19	$—

A reconciliation setting forth the differences between effective tax rate of the Company as well as the U.S. federal statutory tax rate is as follows:

	Years Ended December 31,
	2022	2021
Benefit at federal statutory rate	21.00%	21.00%
State taxes	54.48%	3.41%
Credits	13.63%	1.20%
Transaction costs	(6.22%)	0.00%
Gain on earn-out shares	218.69%	0.00%
Share-based payment measurement	(10.45%)	(0.57%)
Other	2.56%	(1.90%)
Change in valuation allowance	(293.93%)	(23.14%)
Effective tax rate	(0.24%)	0.00%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Years Ended December 31,
	2022	2021
Deferred tax assets:
Operating tax losses	$55,350	$38,084
Research credits	7,416	5,920
Temporary differences	1,337	981
Research and development costs	4,823	-
Start-up costs	2,197	-
Lease liability	847	-
Share based payments	3,298	1,902
Gross deferred tax assets	75,268	46,887
Valuation Allowance	(74,010)	(46,287)
Deferred tax assets, Less: valuation allowance	1,258	600
Deferred tax liabilities:
Right-of-use asset	(664)	-
Other temporary differences	(594)	(600)
Deferred tax liabilities	(1,258)	(600)
Total	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. At December 31, 2022, the Company has federal net operating loss carryforwards totaling $228,294 of which $31,208 begin to expire in 2031 and $197,086 can be carried forward indefinitely. At December 31, 2022, the Company had state net operating loss carryforwards totaling $120,655, which begin to expire in 2031, as well as other temporary differences that will be available to offset regular taxable income during the carryforward period.

Additionally, at December 31, 2022, the Company has federal R&D credit carryforwards totaling $5,509 which begin to expire in 2039, state R&D credit carryforwards totaling $2,414 which begin to expire in 2033, and state investment tax credits of $2.

The net change in the valuation allowance for deferred tax assets was an increase of $27,723 and $14,197 for the years ended December 31, 2022 and 2021, respectively. This increase for the year ended December 31, 2022 was primarily due to the generation of net operating loss carryforwards, capitalized R&D expenditures as required by changes to the tax laws from the TCJA as described below, and capitalized start-up costs. This increase for the year ended December 31, 2021 was primarily due to the generation of net operating loss carryforwards.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. Under the TCJA provisions, effective with tax years beginning on or after January 1, 2022, taxpayers can no longer immediately expense qualified research and development (“R&D”) expenditures and are required to capitalize and amortize the costs under section 174. Accordingly, the Company capitalized $20,859 of R&D expenses as of December 31, 2022. These costs will be amortized for tax purposes over 5 years for R&D performed in the U.S. and over 15 years for R&D performed outside the U.S.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of domestic deferred tax assets. Accordingly, a full valuation allowance has been established at December 31, 2022 as the Company is in development stage and does not have assurance of future income as the Company expects to generate continued losses while in development.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed financings since its inception which may have resulted in a change in control as defined by Section 382 and 383 of the Internal Revenue Code, and it may complete future financings that could result in a change in control in the future. The Company has not, as yet, conducted a study to determine if any such changes have occurred that could limit its ability to use the net operating loss and tax credit carryforward. Also, the Company has undertaken only a preliminary analysis of its research and experimentation credits. In order to substantiate fully such credits it intends to complete a full credit study before such credits are utilized on its tax return.

The Company accounts for uncertain tax positions pursuant to ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. If the tax position meets this threshold, the benefit to be recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. As of December 31, 2022 and 2021, the Company has not recorded any unrecognized tax benefits. The Company has not, as yet, conducted a study of research and development tax credit carryforwards. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development tax credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheets or consolidated statement of operations and comprehensive loss if an adjustment was required. The Company does not expect any material changes in the unrecognized tax benefits within the next twelve months.

15. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Year Ended December 31,
	2022	2021
Numerator:
Net loss	$(7,964)	$(61,348)
Dividends on Series D convertible preferred stock	(7,383)	(6,660)
Redemption value of Series D convertible preferred stock	(3,692)	(58,649)
Net loss attributable to common stockholders - basic and diluted	$(19,039)	$(126,657)
Denominator:
Weighted average common stock outstanding	29,878,041	1,378,527
Net loss per share attributable to common stockholders - basic and diluted	$(0.64)	$(91.88)

For periods in which the Company reports a net loss attributable to common stockholders, potentially dilutive securities have been excluded from the computation of diluted net loss per share as their effects would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2022	2021
Series A-1 convertible preferred stock (as converted to Common Stock)	-	4,000,000
Series A-2 convertible preferred stock (as converted to Common Stock)	-	4,427,072
Series B convertible preferred stock (as converted to Common Stock)	-	7,341,485
Series C convertible preferred stock (as converted to Common Stock)	-	8,016,645
Series D convertible preferred stock (as converted to Common Stock)	-	20,765,787
Warrants to purchase Common Stock	242,924	226,196
Stock options to purchase Common Stock	12,190,970	7,529,063
Earn-out shares	7,536,461	-
Unvested RSUs	801,401	-
Unvested PSUs	4,554,408	-
Total	25,326,164	52,306,248

16. Employee Benefit Plan

The Company has a 401(k) retirement plan in which substantially all U.S. employees are eligible to participate. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. The total contribution matching expense for the Company was $784 and $459 for the years ended December 31, 2022 and 2021, respectively.

17. Subsequent Events

On January 12, 2023, the Company announced a restructuring of its operations and a reduction in workforce due to the macroeconomic environment. As a result of the restructuring, the Company will incur a restructuring charge associated primarily with severance and other benefits related to 46 employees, representing approximately 30% of the employee base at the time of the restructuring. The costs associated with the restructuring will be recorded in the quarter ended March 31, 2023. The restructuring reduced the Company’s costs related to certain of its pipeline programs in order to prioritize certain of its commercial efforts and ADHD label expansion programs.