Form 10-Q
period 2023-03-31
Akili, Inc.
filed 2023-05-12
CIK 1850266

tROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

u

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-40558

w

Akili, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	92-3654772
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
125 Broad Street, Fifth Floor Boston, Massachusetts	02110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 456-0597

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	AKLI	Nasdaq Capital Market

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

As of May 5, 2023, the registrant had 78,156,468 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AKILI, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$87,869	$54,097
Restricted cash	305	305
Short-term investments	29,571	82,034
Accounts receivable	49	41
Prepaid expenses and other current assets	3,531	4,565
Total current assets	121,325	141,042
Property and equipment, net	844	919
Operating lease right-of-use asset	2,427	2,596
Prepaid expenses and other long-term assets	1	—
Total assets	$124,597	$144,557
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	1,413	2,681
Accrued expenses and other current liabilities	2,828	5,616
Deferred revenue	120	106
Operating lease liability	809	826
Note payable, short term	6,250	4,375
Total current liabilities	11,420	13,604
Note payable, long term	8,706	10,442
Operating lease liability, net of current portion	2,307	2,485
Corporate bond, net of bond discount	1,888	1,834
Earn-out liabilities	7,836	5,513
Total liabilities	32,157	33,878
Commitments and contingencies
Stockholders' equity
Common stock, $0.0001 par value: 1,000,000,000 shares authorized; 78,117,798 and 78,022,924 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	8	8
Additional paid-in capital	353,429	350,980
Accumulated deficit	(260,999)	(240,288)
Accumulated other comprehensive income (loss)	2	(21)
Total stockholders' equity	92,440	110,679
Total liabilities and stockholders' equity	$124,597	$144,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKILI, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues	$113	$66
Cost of revenues	137	96
Gross loss	(24)	(30)
Operating expenses:
Research and development	6,084	6,304
Selling, general and administrative	13,011	15,391
Total operating expenses	19,095	21,695
Operating loss	(19,119)	(21,725)
Other income (expense):
Other income	1,043	9
Interest expense	(622)	(176)
Change in estimated fair value of earn-out liabilities	(2,013)	-
Total other income (expense)	(1,592)	(167)
Loss before income taxes	(20,711)	(21,892)
Income tax expense	-	-
Net loss	$(20,711)	$(21,892)
Unrealized gain (loss) on short-term investments	$23	$(6)
Comprehensive loss	$(20,688)	$(21,898)
Net loss	$(20,711)	$(21,892)
Dividends on Series D convertible preferred stock	-	(2,877)
Redemption value of Series D convertible preferred stock	-	(1,438)
Net loss attributable to common stockholders	$(20,711)	$(26,207)
Net loss per share attributable to common stockholders - basic and diluted	$(0.27)	$(15.60)
Weighted average common stock outstanding - basic and diluted	78,079,013	1,680,164

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKILI, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Permanent
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2022	78,022,924	$8	$350,980	$(240,288)	$(21)	$110,679
Stock-based compensation expense	-	-	2,449	-	-	2,449
Exercise of stock options	16,713	-	-	-	-	-
Vesting of RSUs	78,161	-	-	-	-	-
Other comprehensive gain	-	-	-	-	23	23
Net loss	-	-	-	(20,711)	-	(20,711)
Balance at March 31, 2023	78,117,798	$8	$353,429	$(260,999)	$2	$92,440

	Three Months Ended March 31, 2022
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Permanent
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity (Deficit)
Balance at December 31, 2021	43,318,218	$291,876	1,674,106	$-	$-	$(226,114)	$-	$(226,114)
Stock-based compensation expense	-	-	-	-	2,070	-	-	2,070
Exercise of stock options	-	-	17,268	-	64	-	-	64
Stock dividend accrued for Series D preferred stock	-	2,877	-	-	(2,134)	(743)	-	(2,877)
Redemption value of Series D preferred stock	-	1,438	-	-	-	(1,438)	-	(1,438)
Other comprehensive loss	-	-	-	-	-	-	(6)	(6)
Net loss	-	-	-	-	-	(21,892)	-	(21,892)
Balance at March 31, 2022	43,318,218	$296,191	1,691,374	$-	$-	$(250,187)	$(6)	$(250,193)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKILI, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(20,711)	$(21,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77	77
Reduction in the carrying amount of right-of-use assets	169	118
Stock-based compensation expense	2,759	2,070
Amortization of premium on short-term investments	(432)	(5)
Non cash interest expense	194	88
Change in fair value of earn-out liabilities	2,013	-
Changes in operating assets and liabilities:
Accounts receivable	(8)	(4)
Prepaid expenses and other current assets	1,079	(1,754)
Prepaid expenses and other long-term assets	(1)	6
Accounts payable	(1,268)	896
Accrued expenses and other current liabilities	(2,788)	(1,708)
Deferred rent and other long term liabilities	-	(7)
Operating lease liabilities	(195)	(137)
Deferred revenue	14	27
Net cash used in operating activities	(19,098)	(22,225)
Cash flows from investing activities:
Acquisition of property and equipment	(3)	(10)
Purchases of short-term investments	(22,082)	(14,974)
Proceeds from maturities of short-term investments	75,000	-
Net cash provided by (used in) investing activities	52,915	(14,984)
Cash flows from financing activities:
Proceeds from exercise of stock options	-	64
Taxes paid related to net share settlement of share-based awards	(45)	-
Net cash provided by (used in) financing activities	(45)	64
Net increase (decrease) in cash, cash equivalents, and restricted cash	33,772	(37,145)
Cash, cash equivalents, and restricted cash at beginning of period	54,402	77,204
Cash, cash equivalents, and restricted cash at end of period	$88,174	$40,059
Supplementary Information:
Cash paid for interest	$422	$88
Noncash investing and financing activities:
Redemption value of Series D preferred stock	-	1,438
Dividends accrued for Series D preferred stock	-	2,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

1. Nature of the Business and Basis of Presentation

Organization

Akili, Inc. (collectively referred to with its wholly-owned, controlled subsidiaries, as “Akili” or the “Company”) operates as one business segment and is a leading digital medicine company, pioneering the development of cognitive treatments through game-changing technologies. Akili’s approach of developing and commercializing technologies designed to directly target the physiology of the brain has established a new category of medicine—medicine that is validated through clinical trials like a drug or medical device, but experienced like entertainment. In June 2020, EndeavorRx, the first product built on Akili’s platform was granted marketing authorization and classified as a Class II medical device by the FDA through FDA’s de novo process. EndeavorRx is indicated for use to improve attention function for children ages 8-12 with primarily inattentive or combined-type ADHD, who have a demonstrated attention issue. Akili has a pipeline that will be reprioritized in connection with capital raising and business development activities as the Company focuses its efforts primarily on commercialization of EndeavorRx in ADHD and seeking an expanded label in patients with ADHD. The Company is headquartered in Boston, Massachusetts.

On August 19, 2022, (the “Closing Date”), Social Capital Suvretta Holdings Corp. I (“SCS”) consummated the previously announced merger pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated January 26, 2022, by and among SCS, Akili Interactive Labs, Inc. and Karibu Merger Sub, Inc., pursuant to which Karibu Merger Sub, Inc. merged with and into Akili Interactive Labs, Inc., with Akili Interactive Labs, Inc. becoming a wholly owned subsidiary of SCS (the “Business Combination”). Upon the closing of the Business Combination (the “Closing”), SCS changed its name to Akili, Inc.

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

Going Concern

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. The Company requires a significant amount of capital to fund its current operating requirements as it pursues its strategic growth goals. The Company is making investments in its commercialization efforts, such as sales and marketing initiatives, to drive awareness, adoption and coverage for EndeavorRx.

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

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative operating cash flows for the three months ended March 31, 2023 and had an accumulated deficit of $260,999 at March 31, 2023. The Company believes that its cash and cash equivalents and short-term investments at March 31, 2023 of $117,440, will be sufficient to fund the Company’s planned operations and existing obligations for at least one year after the date that the condensed consolidated financial statements are issued.

The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital when needed, or on terms favorable to the Company, could have a negative impact on its financial condition and ability to pursue its business strategies.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, after elimination of all intercompany accounts and transactions. As permitted for interim reporting, certain footnotes or other financial information that are normally required by U.S. GAAP may be condensed or omitted, unless otherwise required by U.S. GAAP or Securities and Exchange Commission (“SEC”) rules and regulations. These condensed consolidated financial statements were prepared on the same basis as and should be read in conjunction with the Company’s annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”). In the opinion of management, all adjustments of a normal recurring nature, considered necessary for fair presentation, have been included in these condensed consolidated financial statements. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or future year. The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited annual consolidated financial statements but does not include all information required by U.S. GAAP for annual consolidated financial statements.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2022, included in the Annual Report. There have been no material changes to the significant accounting policies during the three months ended March 31, 2023.

Earn-Out Liabilities: In connection with the Business Combination, holders of Legacy Akili common stock, Legacy Convertible Preferred Stock and warrants to purchase shares of Legacy Akili common stock (“Earn-Out Shareholders”) and employees or individual service providers holding options to purchase shares of Legacy Akili common stock, in each case as designated by the Board of Akili as an earn-out service provider prior to the Closing Date (“Earn-Out Service Providers”) received the contingent right to receive additional Common Stock upon the achievement of certain earn-out targets (the “Rights”). The Company concluded the issuance of Rights to Earn-Out Shareholders constitutes a deemed dividend and evaluated the Rights for classification under guidance applicable to financial instruments. In assessing classification, the Company considered ASC Subtopic 815-40 “Contracts in Entity’s Own Equity” and determined the Rights contain settlement provisions that preclude them from being indexed to the Company’s stock and accordingly liability classification is required. The Company concluded issuance of the Rights to Earn-Out Service Providers represents compensation in scope of ASC Topic 718, “Compensation - Stock Compensation.” In considering relevant classification guidance, the Company determined the Rights issued to Earn-Out Service Providers are liabilities because they are indexed to whether such Earn-Out Service Providers hold qualifying equity instruments when the earn-out targets are achieved. The fair value of the contingent earn-out consideration is estimated as of the Closing Date at the present value of the expected contingent earn-out consideration using a Monte Carlo Simulation Method (“MCSM”). The Company reviews the probability of achievement of the earn-out targets to determine the impact on the fair value of the earn-out consideration on a quarterly basis over the earn-out period. For Earn-Out Shareholders, the corresponding fair value was initially recorded against additional paid-in capital. Changes in the estimated fair value of the contingent earn-out consideration related to Earn-Out Shareholders are recorded in other income (expense) in the Consolidated Statements of Operations and Comprehensive Loss and are reflected in the period in which they are identified. For Earn-Out Service Providers, the corresponding fair value was initially recorded within operating expenses in the same functional category as the grantees' operating expenses. Changes in the estimated fair value of contingent earn-out consideration related to Earn-Out

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

Service Providers is recorded as stock compensation for the period. Changes in the estimated fair value of the contingent earn-out consideration may materially impact or cause volatility in the Company's operating results.

Revenue: Product revenue was $113 and $66 for the three months ended March 31, 2023 and 2022, respectively. There was no collaboration revenue in either period.

As of March 31, 2023, the Company has a contract liability related to product revenue, which consists of amounts that have been paid but have not been recognized as revenue. All amounts are expected to be recognized as revenue within 12 months of the balance sheet date and are classified as current deferred revenue. The Company recognized $49 of product revenue in the three months ended March 31, 2023 that was previously included in the December 31, 2022 deferred revenue balance.

Contract Liabilities	Product
Balance at December 31, 2022	$106
Revenue recognized	(113)
Revenue deferred	127
Balance at March 31, 2023	$120

Concentration of credit risk: On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. On March 13, 2023, pursuant to a joint statement released by the U.S. Department of Treasury, the U.S. Federal Reserve, and the FDIC, the U.S. government provided assurance that all depositors would be fully protected. Thereafter, the FDIC transferred all deposits of SVB to a newly created bridge bank, named Silicon Valley Bridge Bank, N.A. (“SVBB”), which announced that it would fully honor existing credit facilities. On March 27, 2023, First Citizens BancShares, Inc. entered into an agreement with the FDIC to purchase all assets and liabilities of SVBB and confirmed it would honor existing credit facilities. The Amended and Restated Loan and Security Agreement with SVB required an exclusive relationship for our operating cash account, however in light of the events and status of SVB, we entered into an agreement in April 2023 which allows the Company to establish operating accounts and move an additional portion of our cash resources to other financial institutions.

Recently adopted accounting pronouncements:

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), as amended by ASU 2019-10. ASU 2016-13 will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. ASU 2016-13 is effective for the Company for the annual reporting period beginning January 1, 2023. The Company adopted this guidance for the three months ending March 31, 2023, however there was no impact to the financial statements.

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Accrued bonus	$736	$2,819
Accrued royalties	113	110
Accrued wages and benefits	899	1,281
Accrued clinical study expenses	269	292
Accrued consulting service expenses	216	401
Other accrued expenses	595	713
Total	$2,828	$5,616

4. Corporate Bond

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

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

The Company recognized amortization expense of $54 and $48 related to the discount on the Corporate Bond as a component of interest expense in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, respectively.

The carrying amount of the corporate bond is as follows:

	March 31, 2023	December 31, 2022
Corporate Bond	$5,000	$5,000
Unamortized discount on Corporate Bond	(3,112)	(3,166)
Corporate Bond, net of discount	$1,888	$1,834

5. Note Payable

Amended and Restated Loan and Security Agreement

As described in Note 2, First Citizens BancShares, Inc. entered into an agreement to purchase all assets and liabilities of SVBB and will fully honor the existing Amended and Restated Loan and Security Agreement.

At March 31, 2023, the Company had outstanding principal of $15,000 and there is no remaining available undrawn debt. The Company recognized non-cash interest expense related to debt issuance costs of $139 and $40 for the three months ended March 31, 2023 and 2022, respectively. The Company recognized selling, general and administrative expense related to loan commitment fees of $42 and $57 for the three months ended March 31, 2023 and 2022, respectively. The interest rate in effect was 11.8% and 7.25% as of March 31, 2023 and March 31, 2022, respectively. At March 31, 2023, the carrying amount of the note payable (excluding the current portion of $6,250) is as follows:

Outstanding principal	$15,000
Note payable, short term	(6,250)
Final payment	750
Unamortized debt issuance costs	(794)
Note payable, long term (net of debt issuance costs)	$8,706

Future minimum principal payments due under the Amended and Restated Loan and Security Agreement, excluding the final payment of $750 due at maturity, prepayment or termination, are as follows:

Years Ending December 31,
Remainder of 2023	4,375
2024	7,500
2025	3,125
Total	$15,000

6. Stock-Based Compensation

2022 Stock Option and Incentive Plan: Share-based compensation expense related to stock options, RSUs, PSUs, and the expense related to Earn-Out Service Providers, is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2023	2022
Research and development	$879	$609
Selling, general and administrative	1,880	1,461
Total	$2,759	$2,070

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

Included in the three months ended March 31, 2023 balances in the table above is $310 of stock-based compensation related to the potential issuance of the Earn-Out Shares to Earn-Out Service Providers.

Stock Options: The following is a summary of stock option activity for the three months ended March 31, 2023:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2022	12,190,970	$3.98	7.36
Granted	1,783,600	$1.56
Cancelled	(1,183,454)	$3.96
Exercised	(17,267)	$0.05
Balance at March 31, 2023	12,773,849	$3.63	7.48	$598
Exercisable March 31, 2023	6,707,365	$3.67	5.77	$526
Options vested and expected to vest, March 31, 2023	12,773,849	$3.63	7.48	$598

The fair value of all option activity was estimated at the date of grant using a Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Fair value of Common Stock	$1.56	$10.06
Expected volatility	99.24%	96.21%
Expected term (in years)	6.13	6.03
Risk-free interest rate	3.87%	1.73%
Expected dividend yield	0.00%	0.00%

The weighted average grant-date fair value of stock options granted to employees during the three months ended March 31, 2023 and 2022 was $1.26 and $8.97 per share, respectively.

During the three months ended March 31, 2023 and 2022, the aggregate intrinsic value of stock option awards exercised was $26 and $110, respectively. Aggregate intrinsic value represents the difference between the exercise price and the fair value of the underlying Common Stock on the date of exercise.

As of March 31, 2023 there was $15,609 of unrecognized compensation cost related to unvested stock option grants to employees under the 2022 Plan, which is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Units: The following table summarizes RSU activity for the three months ended March 31, 2023:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Balance at December 31, 2022	801,401	$2.30
Granted	1,005,725	$1.56
Vested	(78,161)	$2.30
Forfeited	(83,017)	$2.30
Balance at March 31, 2023	1,645,948	$2.07

As of March 31, 2023 there was $2,864 of unrecognized compensation cost related to unvested RSUs under the 2022 Plan, which is expected to be recognized over a weighted-average period of 3.7 years.

Performance Stock Units: The following table summarizes PSU activity for the three months ended March 31, 2023:

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

	Number of PSUs	Weighted- Average Grant Date Fair Value
Balance at December 31, 2022	4,554,408	$1.50
Granted	—	n/a
Vested	—	n/a
Forfeited	—	n/a
Balance at March 31, 2023	4,554,408	$1.50

As of March 31, 2023, there was $5,787 of unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted average period of approximately 2.3 years.

7. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2023
Description	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$69,222	$-	$-	$69,222
Short-term investments:
United States treasuries	29,571	-	-	29,571
Total assets	$98,793	$-	$-	$98,793
Long-term liabilities:
Earn-out liabilities	-	-	7,836	7,836
Total liabilities	$-	$-	$7,836	$7,836

	Fair Value Measurements as of December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$32,829	$-	$-	$32,829
Short-term investments:
United States treasuries	82,034	-	-	82,034
Total assets	$114,863	$-	$-	$114,863
Long-term liabilities:
Earn-out liabilities	-	-	5,513	5,513
Total liabilities	$-	$-	$5,513	$5,513

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the three months ended March 31, 2023. The Company recorded unrealized gains on short-term investments of $23 in other comprehensive gain for the three months ended March 31, 2023.

As of March 31, 2023 and December 31, 2022, the Company’s cash equivalents consisted of money market funds with original maturities of less than 90 days from the date of purchase. As of March 31, 2023 and December 31, 2022, the Company’s short-term investments consisted of United States treasuries with original maturities of more than three months but less than one year.

Earn-out liabilities — Upon the Closing, the Earn-Out Shares were accounted for as a liability because the triggering events that determine the number of shares to be earned (the “Triggering Events”) included events that were indexed to the Common Stock of the Company. The estimated fair value of the Earn-out liabilities is determined at each reporting period using a Monte Carlo Simulation Method (“MCSM”).

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

	Earn-Out Shareholders	Earn-Out Service Providers	Total
Fair value as of December 31, 2022	$4,778	$735	$5,513
Change in fair value	2,013	310	2,323
Fair value as of March 31, 2023	$6,791	$1,045	$7,836

The following assumptions were used at March 31, 2023:

Price target: price target as defined in the Merger Agreement for each Triggering Event:

•
Triggering Event I is $15.00 per share
•
Triggering Event II is $20.00 per share
•
Triggering Event III is $30.00 per share

Current stock price: the closing stock price as quoted on Nasdaq as of March 31, 2023 was $1.60.

Expected term: the expected term is the five-year term of the earn-out period.

Expected volatility: the volatility rate as of March 31, 2023 was 110.0%. The volatility rate was determined using an average of historical volatilities over the expected term of selected industry peers deemed comparable to the Company.

Expected dividend yield: the expected dividend yield is zero as it is not expected that the Company will declare dividends on Common Stock during the expected term.

8. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(20,711)	$(21,892)
Dividends on Series D convertible preferred stock	-	(2,877)
Redemption value of Series D convertible preferred stock	-	(1,438)
Net loss attributable to common stockholders - basic and diluted	$(20,711)	$(26,207)
Denominator:
Weighted average common stock outstanding	78,079,013	1,680,164
Net loss per share attributable to common stockholders - basic and diluted	$(0.27)	$(15.60)

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

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Series A-1 convertible preferred stock (as converted to Common Stock)	-	4,000,000
Series A-2 convertible preferred stock (as converted to Common Stock)	-	4,427,072
Series B convertible preferred stock (as converted to Common Stock)	-	7,341,485
Series C convertible preferred stock (as converted to Common Stock)	-	8,016,645
Series D convertible preferred stock (as converted to Common Stock)	-	21,277,800
Warrants to purchase Common Stock	133,578	226,196
Stock options to purchase Common Stock	12,773,849	8,512,300
Earn-out Shares	7,536,461	-
Unvested RSUs	1,645,948	-
Unvested PSUs	4,554,408	-
Total	26,644,244	53,801,498

9. Restructuring Charges

On January 12, 2023, the Company announced a restructuring of its operations and a reduction in workforce. As a result of the restructuring, the Company incurred a restructuring charge of $2,329 associated primarily with severance and other termination-related benefits related to 48 full-time employees, representing approximately 31% of the employee base at the time of the restructuring. All costs associated with the restructuring were recorded within operating expenses in the same functional category as the employees' operating expenses in the quarter ended March 31, 2023 . The restructuring reduced costs related to certain of our pipeline programs in order to prioritize certain of our commercial efforts and our ADHD label expansion programs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Akili, Inc. and its consolidated subsidiaries should be read together with Akili’s unaudited condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, together with the related notes thereto, included elsewhere in this Quarterly Report. The discussion and analysis should also be read together with the audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”).. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” in this Form 10-Q. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31. Akili Interactive Labs, Inc., became a wholly owned subsidiary of Akili, Inc. on August 19, 2022. For purposes of this section, all references to “we,” “us,” “our,” “Akili” or the “Company” refer to Akili, Inc. and its consolidated subsidiaries following the Business Combination (as defined below).

Overview

Akili is a leading digital medicine company, pioneering the development of cognitive treatments through game-changing technologies. Our approach of developing and commercializing technologies designed to directly target the physiology of the brain has established a new category of medicine—medicine that is validated through clinical trials like a drug or medical device, but experienced like entertainment. In June 2020, EndeavorRx, the first product built on our platform was granted marketing authorization and classified as a Class II medical device by the FDA through FDA’s de novo process. EndeavorRx is indicated for use to improve attention function for children ages 8-12 with primarily inattentive or combined-type ADHD, who have a demonstrated attention issue. Our pipeline will be reprioritized in connection with our capital raising and business development activities as we focus our efforts primarily on commercialization of EndeavorRx in ADHD and seeking an expanded label in patients with ADHD.

Recent Developments

In May 2023, we announced topline results of the STARS-ADHD-Adult clinical trial in adults with attention-deficit/hyperactivity disorder (“ADHD”) evaluating the efficacy and safety of EndeavorRx (AKL-T01), the first product built on the Akili platform. STARS-ADHD-Adult was designed as a pivotal clinical trial to enable registration with the FDA. The trial demonstrated statistically significant improvement in attention functioning after six weeks of treatment, achieving its predefined primary efficacy outcome. Significant improvements were also seen across a range of secondary and exploratory outcomes, including clinical assessments of ADHD-related symptoms and a validated measure of quality of life. EndeavorRx treatment was well-tolerated, with minimal side effects and no serious device-related adverse events reported. We are exploring various regulatory pathways and commercialization strategies to bring EndeavorRx to adults with ADHD in the United States.

Estimates of the U.S. prevalence of ADHD in adults range from 1.12% to 4.4%, with the latter estimate derived from a study focused on a representative U.S. population and conducted with epidemiological assessment methods. Based on estimates from the 2020 census of approximately 250 million individuals aged 18 and above, we believe the total addressable market for adults with ADHD in the United States is 11 million. Our projections of both the number of people who have this disorder, as well as the people with ADHD who have the potential to benefit from treatment with EndeavorRx, are based on estimates, which are inherently uncertain and are subject to a wide variety of assumptions, risks and uncertainties that can cause actual results to differ materially.

We continue to believe the potential revenue opportunity across ADHD to be at least $500 million per year, expected in the next four to six years (2027-2029) assuming success of our ADHD label expansion to the entire ADHD population and investment in our sales and marketing infrastructure. The potential revenue opportunity in ADHD for EndeavorRx will ultimately depend upon, among other things, feedback from our market testing efforts including various pricing and distribution strategies, the regulatory pathway we choose to pursue, the diagnosis criteria included in the final label for our current and future products for sale for this indication, acceptance by the medical community, patient access, pricing, and reimbursement. In addition, our revenue expectations for EndeavorRx across ADHD may be lower than expected and are based on our assumptions, including the expansion of our product and product candidates across the entire ADHD population, which may prove to be incorrect.

Commercial Launch of EndeavorRx and Key Commercial Metrics

In the third quarter of 2022, we executed the first phase of our commercial launch of EndeavorRx using a commercial model we purpose-built for digital therapeutics, deploying the first wave of our go-to-market field sales force in 13 priority territories (and one inside sales representative covering inbound inquiries from unoccupied territories) across the United States, with a focus on integrated behavioral health centers and pediatric providers. As of the end of 2022, growth in sales-occupied territories has outperformed unoccupied geographies in overall prescription growth, overall number of active prescribers and the number of prescriptions per prescriber. Based on these early results, we removed our inside sales representative and expanded our sales force to be in 12 additional U.S. territories by the end of the first quarter of 2023.

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

EndeavorRx®—key drivers of the model:

METRIC	Q1 '23	Q4 '22	Q1 23 vs. Q4 22	Q1 23 vs. Q1 22
Total Rx Written	2,372	1,801	32%	255%
New Rx	1,469	1,064	38%	192%
Refill Rx	903	737	23%	447%

Total Prescribers	920	801	15%	111%
New Prescribers	448	373	20%	87%
Conversion (New Rx Written to Dispensed)	35%	40%	(12%)	(10%)
Annual Rx per Patient	1.7	1.5	17%	N/A

% of TRx Self Paid	94%	96%	(3%)	5%
% of TRx Reimbursed	1%	2%	(10%)	(67%)
ASP (excl. Patient Assistance Program)	$104	$104	(1%)	(65%)

Reduction in Workforce

On January 12, 2023, we announced a restructuring of our operations and a reduction in workforce due to the macroeconomic environment. As a result of the restructuring, we incurred a restructuring charge of $2.3 million associated primarily with severance and other termination-related benefits related to 48 employees, representing approximately 31% of the employee base at the time of the restructuring. All costs associated with the restructuring were recorded in the quarter ended March 31, 2023. The restructuring reduced costs related to certain of our pipeline programs in order to prioritize certain of our commercial efforts and our ADHD label expansion programs.

Our Development Pipeline

In addition to our ADHD label expansion programs, our current pipeline of clinical development programs includes previously launched investigator initiated and collaborative studies, including two collaborative studies of EndeavorRx to treat cognitive impairments in patients following COVID infection, a collaborative study for cognitive monitoring in a healthy aging population and investigator initiated studies of post-operative cognitive dysfunction and of chemotherapy-related cognitive impairment. Other development programs in areas such as ASD, MS, MDD, and Cognitive Monitoring; Screening and Assessment will be evaluated in connection with Akili’s capital raising and business development activities. The status of our current development programs is summarized in the chart below.

Closing of Business Combination

On January 26, 2022, Akili Interactive Labs, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Social Capital Suvretta Holdings Corp. I (“SCS”) and Karibu Merger Sub, Inc. (“Merger Sub”). Pursuant to completion of the Merger (the “Closing”) on August 19, 2022 (the “Closing Date”), Merger Sub merged with and into Akili Interactive Labs, Inc., with Akili Interactive Labs, Inc. surviving the merger as a wholly-owned subsidiary of SCS (the “Merger”). In connection with the Merger, SCS was renamed Akili, Inc. and listed on Nasdaq under the symbol “AKLI”. Each share of Akili Interactive Labs, Inc. common stock that was issued and outstanding immediately prior to the Closing Date, after giving effect to the conversion of all issued and outstanding shares of Akili Interactive Labs, Inc. preferred stock to Akili Interactive Labs, Inc. common stock, was canceled and converted into the right to receive a number of shares of Akili common stock equal to the Conversion Ratio multiplied by the number of shares of Akili Interactive Labs, Inc. common stock. As a condition to the consummation of the Merger, SCS deregistered as an exempted company in the Cayman Islands and domesticated as a corporation incorporated under the laws of the State of Delaware (the “Domestication” and, together with the Merger, the “Business Combination”).

Factors Affecting Our Performance and Results of Operations

We believe that our performance and future success depend on many factors that present significant opportunities for us, but also pose risks and challenges, including those discussed below and in the “Risk Factors” section of this Quarterly Report.

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

Research and Development Expenses

We currently have one FDA authorized product, EndeavorRx, for inattention in children age 8-12 years with ADHD. We are currently analyzing and interpreting data from two Akili-sponsored studies in ADHD. STARS-ADHD-Adolescents is a pivotal study of EndeavorRx (AKL-T01) in adolescents ages 13-17 with ADHD. STARS-ADHD-Adults is a pivotal study of EndeavorRx in adults with ADHD. Developing products requires a significant investment of resources over a prolonged period of time, and a core part of our strategy is to continue making sustained investments in this area. We have chosen to leverage our SSME technology, which is the therapeutic engine that targets and activates systems in the brain that play a key role in attention function, to initially focus on advancing our R&D activities on expanded patient populations within ADHD, starting with pediatric ADHD, and in other indications beyond ADHD. Our 2023 operating plan includes pipeline reprioritization as we focus our efforts primarily on commercialization of EndeavorRx in ADHD and seeking an expanded label in patients with ADHD. As a result, we expect our R&D expenses to decline.

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
•
expenses incurred under agreements with consultants who supplement our internal capabilities, including software development; and
•
facilities, depreciation and other expenses, which include direct and allocated expenses, such as rent and maintenance of facilities and other operating costs.

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

Change in fair value of earn-out liabilities includes the change in fair value from December 31, 2022 through March 31, 2023, of the earn-out liabilities related to Earn-Out Shareholders.

Income taxes

Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. The provision for income taxes for 2023 and 2022 is immaterial because Akili has historically incurred net operating losses and maintains a full valuation allowance against its deferred tax assets.

Results of Operations

Three Months Ended March 31, 2023 and 2022

The table and discussion below present the results for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands, except percentages)	2023	2022	$ Change	% Change
Revenues	$113	$66	$47	71%
Cost of revenues	137	96	41	43%
Gross loss	(24)	(30)	6	-20%
Operating expenses:
Research and development	6,084	6,304	(220)	-3%
Selling, general and administrative	13,011	15,391	(2,380)	-15%
Total operating expenses	19,095	21,695	(2,600)	-12%
Operating loss	(19,119)	(21,725)	2,606	-12%
Other income (expense):
Other income	1,043	9	1,034	11489%
Interest expense	(622)	(176)	(446)	253%
Change in estimated fair value of earn-out liabilities	(2,013)	-	(2,013)	*
Total other income (expense)	(1,592)	(167)	(1,425)	853%
Loss before income taxes	(20,711)	(21,892)	1,181	-5%
Income tax expense	-	-	-	*
Net loss	$(20,711)	$(21,892)	$1,181	-5%
Unrealized gain (loss) on short-term investments	$23	$(6)	$29	-483%
Comprehensive loss	$(20,688)	$(21,898)	$1,210	-6%

* Percentage change not meaningful

Revenue—Revenue was $0.1 million for each of the three months ended March 31, 2023 and 2022, respectively. There was an increase in revenue due to an increase in product revenue from sales of EndeavorRx.

Cost of revenue—Cost of revenue was $0.1 million for each of the three months ended March 31, 2023 and 2022, respectively. There was an increase in product related costs of revenue in the three months ended March 31, 2023 as the Company continues to build out its pharmacy capabilities.

Research and development—R&D expenses were $6.1 million and $6.3 million for the three months ended March 31, 2023 and 2022, respectively. Most expenses in each period are related to the development of our SSME platform, which is the therapeutic engine that targets and activates systems in the brain that play a key role in attention function. The decrease of $0.2 million was primarily due to the following:

•
a decrease of $0.6 million of clinical studies and expenses due to the timing of our clinical trials and the restructuring of our business to preserve capital and focus primarily on commercializing EndeavorRx in ADHD and seeking a label expansion for EndeavorRx in ADHD patients, which resulted in the reprioritization of our pipeline of preclinical and clinical development programs. As a result, clinical studies and expenses decreased from $1.2 million in the three months ended March 31, 2022 to $0.6 million in the three months ended March 31, 2023;
•
a decrease of $0.2 million related to various other expenses such as a decrease in external consulting fees, which decreased the expense from $0.5 million for the three months ended March 31, 2022 to $0.3 million for the three months ended March 31, 2023; and
•
an increase of $0.6 million of personnel related expenses primarily due to the restructuring charge related to R&D personnel, which increased the expense from $4.3 million in the three months ended March 31, 2022 to $4.9 million in the three months ended March 31, 2023. The change in estimated fair value of earn-out liabilities related to Earn-Out Service Providers accounted for $0.1 million in the three months ended March 31, 2023.

Selling, general and administrative—SG&A expenses were $13.0 million and $15.4 million for the three months ended March 31, 2023 and 2022, respectively. The decrease of $2.4 million was primarily due to the following:

•
a decrease of $5.4 million in marketing and advertising costs;
•
a decrease of $1.7 million in consulting, legal, accounting and other professional service costs;
•
an increase of $1.1 million related to various other expenses. The increase is primarily driven by insurance and other costs related to operating as a public company; and
•
an increase of $3.6 million in personnel-related costs, primarily due to the build-out of our sales departments and the restructuring charge related to SG&A personnel. The change in estimated fair value of earn-out liabilities related to Earn-Out Service Providers accounted for $0.2 million of the expense in the three months ended March 31, 2023.

Other income—Other income was $1.0 million and $0.0 million in the three months ended March 31, 2023 and 2022, respectively. The increase was due to an increase in short-term investments held and higher interest rates.

Interest expense—Interest expense was $0.6 million and $0.2 million in the three months ended March 31, 2023 and 2022, respectively. The $0.4 million increase was primarily related to an increase in the outstanding principal of the note payable and rising variable interest rates during the three months ended March 31, 2023.

Change in estimated fair value of earn-out liabilities—The Company accounts for the potential issuance of the Earn-Out Shares to Earn-Out Shareholders as a contingent consideration arrangement. The Company estimated the fair value on December 31, 2022 and revalued the earn-out liabilities as of March 31, 2023. The change in the fair value of the earn-out liabilities related to Earn-Out Shareholders was recorded in other income (expense) on the statement of operations.

Income taxes—We did not incur material income tax expenses for the three months ended March 31, 2023 or 2022. Given our lack of prior earnings history, we have a full valuation allowance primarily related to our net operating loss and R&D credit carryforwards that we do not consider more likely than not to be realized.

Liquidity and Capital Resources

Since our inception, our primary sources of capital have been proceeds from sales of convertible preferred stock, payments received in connection with the Collaboration Agreement, proceeds from borrowings under various credit facilities and proceeds from the Business Combination.

For the three months ended March 31, 2023 and 2022, we incurred net operating losses of $19.1 million and $21.7 million, respectively.

As of March 31, 2023, we had an accumulated deficit of $261.0 million. As of March 31, 2023, we had outstanding debt of $16.8 million, net of debt issuance costs and debt discount. As of March 31, 2023, we had cash and cash equivalents of $87.9 million and short-term investments of $29.6 million.

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

In May 2021, we entered into an Amended and Restated Loan and Security Agreement with SVB and SVB Innovation Credit Fund VIII, L.P., (such agreement, the “SVB Term Loan”). On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the FDIC was appointed as receiver. On March 13, 2023, pursuant to a joint statement released by the U.S. Department of Treasury, the U.S. Federal Reserve, and the FDIC, the U.S. government provided assurance that all depositors would be fully protected. Thereafter, the FDIC transferred all deposits of SVB to a newly created bridge bank, SVBB, which announced that it would fully honor existing credit facilities. On March 27, 2023, First Citizens BancShares, Inc. entered into an agreement with the FDIC to purchase all assets and liabilities of SVB and confirmed it would fully honor existing credit facilities. As of March 31, 2023, there was $15.0 million outstanding under the SVB Term Loan facility. Additionally, the corporate bond issued with Shionogi in March 2019 continues to have $5.0 million outstanding as of March 31, 2023.

Our primary uses of capital are, and we expect will continue to be for the near future, personnel costs, costs of development, clinical trial costs and commercialization of product candidates, legal, patent and other regulatory expenses and general overhead costs. We may also pursue acquisitions, investments, joint ventures and other strategic transactions.

We will need substantial additional funding to pursue our growth strategy and support continuing operations. Until such time as we can generate significant revenue to fund operations, we expect to use proceeds from the Business Combination and issuance of equity, debt financings or other capital transactions. We may be unable to increase our revenue, raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates and other strategic initiatives. See - “Funding Requirements”.

Cash and cash equivalents

Our cash and cash equivalents balance as of March 31, 2023 was $87.9 million. Our future capital requirements may vary from those currently planned and will depend on various factors, including the timing and extent of R&D spending, commercialization of EndeavorRx, and spending on other strategic business initiatives.

Short-term investments

Our short-term investments balance as of March 31, 2023 was $29.6 million and consists of United States Treasuries with original maturity dates of more than three months but less than one year.

Liquidity Risks

We expect to incur substantial additional expenditures in the near term to support our ongoing activities, including continuing to operate as a public company. We expect to continue to incur net losses for the foreseeable future. Our ability to fund our product development and clinical operations as well as commercialization of our product candidates will depend on the amount and timing of cash available to fund operations. Our future liquidity and capital funding requirements will depend on numerous factors, including:

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
•
our ability to retain our current employees and the need to hire additional management and sales, technical and medical personnel; and
•
the extent to which we acquire or invest in business, products or technology.

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

Cash Flows

The following table provides a summary of cash flow data for each applicable period:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(19,098)	$(22,225)
Net cash provided by (used in) investing activities	52,915	(14,984)
Net cash provided by (used in) financing activities	(45)	64
Net increase (decrease) in cash	$33,772	$(37,145)

Net Cash Used in Operating Activities

Three Months Ended March 31, 2023 and 2022

Net cash used in operating activities was $19.1 million for the three months ended March 31, 2023. Net cash used in operating activities consists of net loss of $20.7 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include a decrease related to amortization of premium on short-term investments of $0.4 million, stock-based compensation expense of $2.8 million, change in estimated fair value of earn-out liabilities of $2.0 million, and non-cash interest expense of $0.2 million. There was an additional decrease to net loss of $3.2 million related to the change in operating assets and liabilities primarily due to an accrued bonus as of December 31, 2022 that was paid out in the three months ended March 31, 2023.

Net cash used in operating activities was $22.2 million for the three months ended March 31, 2022. Net cash used in operating activities consists of a net loss of $21.9 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include increases related to depreciation expense of $0.1 million, stock-based compensation expense of $2.1 million, and non-cash interest expense of $0.1 million. There was an additional decrease to net loss of $2.5 million due to the change in operating assets and liabilities primarily due to deferred offering costs for work performed related to the Merger that were incurred in the three months ended March 31, 2022.

Net Cash Provided by (Used in) Investing Activities

Three Months Ended March 31, 2023 and 2022

Net cash provided by investing activities was $52.9 million for the three months ended March 31, 2023. The cash was related to the proceeds from maturities of short-term investments, partially offset by cash used to purchase short-term investments.

Net cash used in investing activities was $15.0 million for the three months ended March 31, 2022. The cash was primarily used to purchase short-term investments.

Net Cash Provided by (Used in) Financing Activities

Three Months Ended March 31, 2023 and 2022

Net cash used in financing activities was less than $0.1 million for the three months ended March 31, 2023 and consisted of taxes paid related to net share settlements of share-based awards.

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2022 and consisted of proceeds from the exercise of options.

Funding Requirements

Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operations and capital expenses into the first quarter of 2025. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

Please see the section in this Quarterly Report, titled “Risk Factors—Risks Related to our Financial Reporting and Position—We will need substantial additional funding, and if we are unable to raise capital when needed or on terms favorable to us, our business, financial condition and results of operations could be materially and adversely affected” for additional risks associated with our substantial capital requirements.

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

Debt Financing and Covenants

At March 31, 2023, the Company had outstanding principal of $15,000 under the SVB Term Loan facility and there was no remaining available undrawn debt. The SVB Term Loan bears interest through maturity at a per annum rate of the greater of (a) the Wall Street Journal Prime Rate plus 3.75% and (b) 7.0%. As of March 31, 2023, the interest rate was 11.8%. We are required to make interest-only payments through May 2023, after which point we will be required to repay the outstanding principal in 24 equal monthly payments.

The SVB Term Loan is secured by substantially all of our personal property assets, including accounts receivable, equipment, license agreement, general intangibles, inventory and investment property, and all of the proceeds and products of the foregoing. The Amended and Restated Loan and Security Agreement with SVB required an exclusive relationship for our operating cash account, however in light of the events and status of SVB, in April 2023 we entered into a Letter Agreement to amend the Amended and Restated Loan and Security Agreement to allow the Company to establish accounts and move a portion of our cash resources to other financial institutions. The SVB Term Loan contains various affirmative and negative covenants that limit our ability to engage in specified types of transactions. We were in compliance with the covenants under the SVB Term Loan as of March 31, 2023.

See Note 10, Note Payable of the notes to Akili’s consolidated financial statements for the years ended December 31, 2022 and 2021, included in the Annual Report, and Akili’s unaudited condensed consolidated financial statements for the three months ended March 31, 2023, included elsewhere in this Quarterly Report, for further information. In the future, we may seek to obtain other additional sources of financing, including incurring term debt or issuing equity or issuing debt securities.

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

See Note 7, Commitments and Contingencies, of the notes to Akili’s consolidated financial statements for the years ended December 31, 2022 and 2021 included in the Annual Report, for further information.

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

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, of the notes to Akili’s consolidated financial statements for the years ended December 31, 2022 and 2021 included in the Annual Report and Akili’s unaudited condensed consolidated financial statements for the three months ended March 31, 2023, included elsewhere in this Quarterly Report, for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of the potential impact on our financial condition and results of operations.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout this section captioned “Akili’s Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 to Akili’s consolidated financial statements for the years ended December 31, 2022 and 2021, included in the Annual Report.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. As of March 31, 2023, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A. Risk Factors.

In evaluating the Company and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report and in other documents that we file with the Securities and Exchange Commission (the “SEC”). An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. Certain statements in this “Risk Factors” section are forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements”.

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

We have incurred net losses and negative operating cash flows in each year since our inception. Our net loss was $20.7 million and $21.9 million for the three months ended March 31, 2023 and 2022, respectively, and we had an accumulated deficit of $261.0 million as of March 31, 2023. Our net cash used in operating activities was $19.1 million and $22.2 million for the three months ended March 31, 2023 and 2022, respectively. Substantially all of our operating losses and negative operating cash flows have resulted from costs incurred in connection with developing our technology, research and development efforts, advancing our research stage and clinical programs, building our clinical operations group, facilities costs, depreciation and amortization and general and administrative expenses. We expect to incur significant sales and marketing expenses as we launch and commercialize EndeavorRx and any other product candidates for which we may obtain marketing authorization. We will also incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant operating and negative operating cash flows losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with developing new technologies, such as our prescription digital therapeutics (“PDTs”), we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

The precise incidence and prevalence for ADHD are unknown. Our projections of both the number of people who have this disorder, as well as the people with ADHD who have the potential to benefit from treatment with EndeavorRx, are based on estimates, which are inherently uncertain. The potential revenue opportunity in ADHD for EndeavorRx will ultimately depend upon, among other things, the diagnosis criteria included in the final label for our current and future products for sale for this indication, acceptance by the medical community, patient access, pricing, and reimbursement. The number of patients in our targeted commercial markets and elsewhere may turn out to be lower than expected, our expected duration of therapy or treatment may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our cleared product or product candidates, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our revenue potential, results of operations and our business. In addition, our revenue estimates for EndeavorRx across ADHD expected in the next four to six years may be lower than expected and are based on our assumptions, including the clinical and regulatory success of our ADHD label expansion trials to the entire ADHD population, investment in our sales and marketing infrastructure, approximately 8% estimated market share for EndeavorRx across ADHD, an even split of patients paying in cash as opposed to paying through insurance, an average net price between $300-350 per prescription and an average of 1.5x refills per patient.

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

Since EndeavorRx was granted marketing authorization and classified as a Class II medical device by the FDA in June 2020, we have experienced operational growth and we continue to expand our operations. For example, our full-time employee headcount has grown from 64 employees as of December 31, 2020 to 114 full-time employees as of March 31, 2023. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we function as a public company and in the areas of sales, marketing, distribution, product development, clinical development and regulatory affairs. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train additional qualified personnel and may need to expand our facilities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.

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

As a result of disclosure of information in our Annual Report and in filings required of a public company, our business and financial condition will become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, results of operations, and financial condition.

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

Our PDTs are novel and represent a new category of therapeutics for which the regulatory framework continues to evolve. Our ability to develop and introduce new products will depend, in part, on our ability to comply with these complex requirements, which include regulations related to product design, development and manufacturing; testing, labeling, content and language of instructions for use; clinical trials; product safety; premarket clearance, de novo classification, and approval; establishment registration and device listing; and marketing, sales and distribution. If, however, the regulatory framework for digital health products simplifies and the requirements that we and others are required to comply with are lowered, it could result in the increased competition and the introduction by competitors of products that are or claim to be superior to our products. For example, the FDA issued a guidance entitled: “Enforcement Policy for Digital Health Devices For Treating Psychiatric Disorders During the Coronavirus Disease 2019 (COVID-19) Public Health Emergency” (the “COVID-19 Digital Health Enforcement Policy”) which allows for the marketing of certain digital therapeutics without premarket clearance, de novo classification, or approval so long as certain criteria are met for the duration of the COVID-19 pandemic. The guidance is expected to remain in effect until November 7, 2023, at which time, manufacturers marketing devices pursuant to the guidance will no longer be able to take advantage of the enforcement policy described in the guidance. Nonetheless, FDA has set forth an enforcement policy to allow for the continued distribution of devices falling under the guidance without marketing authorization so long as the manufacturer has submitted a marketing submission to the FDA, the submission has been accepted by the FDA prior to November 7, 2023 and FDA has not taken a final action on the marketing submission. Additionally, competitors using our products as predicates for 510(k)s may successfully argue that they should be required to submit substantially less data to support clearance of their product than was required for our products based on FDA’s growing familiarity with the technology. As a result, we are subject to risks related to the developing regulatory landscape applicable to our PDTs that could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Additionally, we may determine that our devices may be marketed without marketing authorization under an FDA enforcement policy. If the FDA disagrees with (i) any determination we may make regarding whether a modification requires a new marketing authorization and requires us to obtain marketing authorization for a modified device for which we concluded that such authorization is unnecessary or (ii) any determination we may make to market a device without marketing authorization under an FDA enforcement policy, we may be required to cease marketing or to recall the device until we obtain marketing authorization. In these circumstances, we may also be subject to significant enforcement actions, regulatory fines or penalties, which could harm our operating results.

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

We do not currently have any commitments for future funding. We believe that we will be able to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. Our estimates may prove to be wrong, and we could use our available capital resources sooner than expected. Further, changing circumstances, some of which are beyond our control, could cause us to consume capital significantly faster than anticipated, and we may need to seek additional funds sooner than planned. If adequate funds are not available on acceptable terms, we may not be able to successfully execute our business plan or continue our business.

The historical financial results included elsewhere in this Quarterly Report may not be indicative of what our actual financial position or results of operations will be in future periods.

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

Certain members of our board of directors and their affiliated companies have been, and may from time to time be, associated with negative media coverage or public actions or become involved in legal proceedings or governmental investigations unrelated to our business.

Members of our board of directors have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result of such involvement, certain members of our board of directors and their affiliated companies have also been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business, and may be exposed to reputational risks resulting from other events such as allegations of misconduct or other negative publicity or press speculation. For example, in February 2021, Clover Health, which merged with Social Capital Hedosophia Holdings Corp. III, IPOC, received a letter from the SEC indicating that it is conducting an investigation and requesting document and data preservation from January 1, 2020 relating to certain matters that were referenced in an article by Hindenburg Research, and certain shareholders of Clover Health have also brought civil suits against Mr. Palihapitiya in his capacity as Chairman and Chief Executive Officer of IPOC for alleged breaches of fiduciary duty, unjust enrichment, corporate waste and violations of federal securities laws, in connection with IPOC’s business combination with Clover Health. Any such media coverage, public action, legal proceedings or investigations may be detrimental to our reputation, and may have an adverse effect on the price of our securities or on our business, financial condition, results of operations and prospects.

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

Adverse developments affecting the financial services industry, such as the failure of banks and financial institutions, could have an adverse effect on our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10 and March 12, 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of SVB, Signature Bank, and Silvergate Capital Corp. (“Silvergate Capital”), respectively, after each bank was unable to continue their operations. Since then, additional financial institutions have experienced similar failures and have been placed into receivership. It is possible that other banks will face similar difficulty in the future. These events exposed vulnerabilities in the banking sector, including legal uncertainties, significant volatility and contagion risk, and caused market prices of regional bank stocks to plummet.

As of the date of this Quarterly Report, we have not been materially affected by the closing of SVB, Signature Bank, Silvergate Capital, or any other bank in financial difficulty, as the Amended and Restated Loan and Security Agreement has been assumed by First Citizens BancShares, Inc. However, we are unable to predict the extent or nature of the impacts of these evolving circumstances at this time. If, for example, other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened. While it is not possible at this time to predict the extent of the impact that high market volatility and instability of the banking sector could have on economic activity and our business in particular, the failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report.

Exhibit Number	Description
3.1	Certificate of Incorporation of Akili, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 23, 2022).
3.2	By-Laws of Akili, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 23, 2022).
4.1	Specimen Common Stock Certificate of Akili, Inc. (incorporated by reference to Exhibit 4.2 to Akili, Inc.’s Amendment No. 3 to the Registration Statement on Form S-4 filed on June 10, 2022).
10.1*	Letter Agreement, dated as of April 14, 2023, by and among First-Citizens Bank & Trust Company, SVB Innovation Credit Fund VIII, L.P., Akili Interactive Labs, Inc. and Akili, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Akili, Inc.

Date: May 12, 2023	By:	/s/ W. Edward Martucci II, Ph.D.
	Name:	W. Edward Martucci II, Ph.D.
	Title:	Chief Executive Officer
(Principal Executive Officer)

Akili, Inc.

Date: May 12, 2023	By:	/s/ Santosh Shanbhag
	Name:	Santosh Shanbhag
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)