Form 10-Q
period 2023-06-30
Akili, Inc.
filed 2023-08-10
CIK 1850266

tROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

u

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023, the registrant had 78,174,532 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to manage our business in a cost-efficient manner;
•
our ability to access sources of capital, including debt financing and other sources of capital to finance operations and growth;
•
our ability to successfully manage and execute on our strategy to obtain regulatory approval and commercialize EndeavorOTC in adults with ADHD;
•
our ability to achieve and maintain market acceptance and adoption of EndeavorRx, EndeavorOTC and any other future digital therapeutics by patients and physicians;
•
our ability to obtain or maintain adequate insurance coverage and reimbursement for EndeavorRx, EndeavorOTC and any other products;
•
our ability to accurately forecast demand for EndeavorRx, EndeavorOTC and any other future products;
•
our ability to obtain or maintain access for EndeavorRx, EndeavorOTC and any other future products via the Apple Store and the Google Play Store;
•
the effect of uncertainties related to the ongoing COVID-19 pandemic;
•
our ability to maintain or obtain patent protection and/or the patent rights relating to EndeavorRx, EndeavorOTC and our other product candidates and our ability to prevent third parties from competing against us;
•
our ability to successfully commercialize EndeavorRx, EndeavorOTC and any other future products;
•
our ability to maintain regulatory approval for EndeavorRx in the approved indication, to obtain and maintain regulatory approval for EndeavorRx in additional indications, and to obtain and maintain regulatory approval for EndeavorOTC and any other future products or product candidates, in the U.S. and in foreign markets, and any related restrictions or limitations of an approved product or product candidate;
•
our ability to obtain funding for our operations, including funding necessary to further develop, advance and commercialize EndeavorRx, EndeavorOTC and our other product candidates;
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
•
The failure of our digital therapeutics to achieve and maintain market acceptance and adoption by patients and physicians could have a material adverse effect on our business, prospects, results of operations and financial condition.
•
There is no assurance that we will obtain or maintain adequate coverage and reimbursement for EndeavorRx, EndeavorOTC, if granted marketing authorization, or for any of our future digital therapeutic product candidates, if granted marketing authorization, or that healthcare insurers will agree to reimburse purchases of our products in the future. Lack of reimbursement or any delay, reduction or elimination of these payments could have a material adverse effect on our business, prospects, results of operations and financial condition.
•
The market for digital therapeutics is new, rapidly evolving, and increasingly competitive, the healthcare industry in the U.S. is undergoing significant structural change, and the demand for digital therapeutics in the U.S. and in markets outside of the U.S. is uncertain, which makes it difficult to forecast demand for our products. As a result, all prospective financial information included herein are subject to change.
•
The market opportunities and revenue potential of EndeavorRx and EndeavorOTC and any potential expanded market for EndeavorRx and EndeavorOTC across additional age ranges in ADHD have not been established with precision. We have estimated the sizes and revenue potential of the market opportunities for EndeavorRx, our FDA-cleared product, and for EndeavorOTC, and these market opportunities may be smaller than we estimate.
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
•
We face competition, and new products may emerge that provide different or better alternatives for treatment of the conditions that EndeavorRx, EndeavorOTC, if granted marketing authorization, or our future products, if granted marketing authorization, are authorized to treat.
•
If we fail to maintain clearance, de novo classification or approval to market our products and product candidates, including AKL-T01 for expanded indications, or if we are delayed in obtaining such marketing authorizations, our business, prospects, results of operations and financial condition could be materially and adversely affected.
•
EndeavorOTC is currently available via the Apple App Store® and EndeavorRx is currently available via the Apple App Store and on Google PlayTM, and each of our products is supported by third-party infrastructure. If our ability to access these markets or access necessary third-party infrastructure was stopped or otherwise restricted or limited, it could have a material adverse effect on our business, prospects, results of operations and financial condition.

•
If we are not able to develop and release new products, or successful enhancements, new features, and modifications to EndeavorOTC, EndeavorRx or any future products, our business, prospects, results of operations and financial condition could be materially and adversely affected.
•
We currently rely on a single third-party digital pharmacy for the fulfillment of prescriptions for EndeavorRx. This reliance on a single third party increases the risk that we could have a disruption in the fulfillment of prescriptions for EndeavorRx, which could have a material and adverse effect on our reputation, business, results of operations and financial condition.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AKILI, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$56,266	$54,097
Restricted cash	305	305
Short-term investments	49,576	82,034
Accounts receivable	84	41
Prepaid expenses and other current assets	2,493	4,565
Total current assets	108,724	141,042
Property and equipment, net	715	919
Operating lease right-of-use asset	1,929	2,596
Prepaid expenses and other long-term assets	95	—
Total assets	$111,463	$144,557
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	1,457	2,681
Accrued expenses and other current liabilities	3,227	5,616
Deferred revenue	176	106
Operating lease liability	791	826
Note payable, short term	7,500	4,375
Total current liabilities	13,151	13,604
Note payable, long term	6,965	10,442
Operating lease liability, net of current portion	2,122	2,485
Corporate bond, net of bond discount	1,943	1,834
Earn-out liabilities	4,297	5,513
Other long-term liabilities	22	—
Total liabilities	28,500	33,878
Commitments and contingencies
Stockholders' equity
Common stock, $0.0001 par value: 1,000,000,000 shares authorized; 78,174,532 and 78,022,924 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	8	8
Additional paid-in capital	355,738	350,980
Accumulated deficit	(272,758)	(240,288)
Accumulated other comprehensive loss	(25)	(21)
Total stockholders' equity	82,963	110,679
Total liabilities and stockholders’ equity	$111,463	$144,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKILI, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$114	$64	$227	$130
Cost of revenues	150	97	287	193
Gross loss	(36)	(33)	(60)	(63)
Operating expenses:
Research and development	4,633	7,358	10,717	13,662
Selling, general and administrative	10,648	14,948	23,659	30,339
Total operating expenses	15,281	22,306	34,376	44,001
Operating loss	(15,317)	(22,339)	(34,436)	(44,064)
Other income (expense):
Other income	1,126	40	2,169	49
Interest expense	(635)	(194)	(1,257)	(370)
Change in estimated fair value of earn-out liabilities	3,067	-	1,054	-
Total other income (expense)	3,558	(154)	1,966	(321)
Loss before income taxes	(11,759)	(22,493)	(32,470)	(44,385)
Income tax expense	-	-	-	-
Net loss	$(11,759)	$(22,493)	$(32,470)	$(44,385)
Unrealized loss on short-term investments	$(27)	$(1)	$(4)	$(7)
Comprehensive loss	$(11,786)	$(22,494)	$(32,474)	$(44,392)
Net loss	$(11,759)	$(22,493)	$(32,470)	$(44,385)
Dividends on Series D convertible preferred stock	-	(2,908)	-	(5,785)
Redemption value of Series D convertible preferred stock	-	(1,455)	-	(2,893)
Net loss attributable to common stockholders	$(11,759)	$(26,856)	$(32,470)	$(53,063)
Net loss per share attributable to common stockholders - basic and diluted	$(0.15)	$(15.86)	$(0.42)	$(31.43)
Weighted average common stock outstanding - basic and diluted	78,150,143	1,693,722	78,114,775	1,688,157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKILI, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Permanent
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2022	78,022,924	$8	$350,980	$(240,288)	$(21)	$110,679
Stock-based compensation expense	-	-	2,449	-	-	2,449
Exercise of stock options	16,713	-	-	-	-	-
Vesting of RSU's	78,161	-	-	-	-	-
Other comprehensive gain	-	-	-	-	23	23
Net loss	-	-	-	(20,711)	-	(20,711)
Balance at March 31, 2023	78,117,798	$8	$353,429	$(260,999)	$2	$92,440
Stock-based compensation expense	-	-	2,309	-	-	2,309
Exercise of stock options	11,511	-	-	-	-	-
Vesting of RSU's	45,223	-	-	-	-	-
Other comprehensive loss	-	-	-	-	(27)	(27)
Net loss	-	-	-	(11,759)	-	(11,759)
Balance at June 30, 2023	78,174,532	$8	$355,738	$(272,758)	$(25)	$82,963

	Six Months Ended June 30, 2022
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Permanent
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity (Deficit)
Balance at December 31, 2021	43,318,218	$291,876	1,674,106	$-	$—	$(226,114)	$—	$(226,114)
Stock-based compensation expense	-	-	-	-	2,070	-	-	2,070
Exercise of stock options	-	-	17,268	-	64	-	-	64
Stock dividend accrued for Series D preferred stock	-	2,877	-	-	(2,134)	(743)	-	(2,877)
Redemption value of Series D preferred stock	-	1,438	-	-	-	(1,438)	-	(1,438)
Other comprehensive loss	-	-	-	-	-	-	(6)	(6)
Net loss	-	-	-	-	-	(21,892)	-	(21,892)
Balance at March 31, 2022	43,318,218	$296,191	1,691,374	$—	$—	$(250,187)	$(6)	$(250,193)
Stock-based compensation expense	-	-	-	-	1,969	-	-	1,969
Exercise of stock options	-	-	15,288	-	41	-	-	41
Stock dividend accrued for Series D preferred stock	-	2,908	-	-	(2,010)	(898)	-	(2,908)
Redemption value of Series D preferred stock	-	1,455	-	-	-	(1,455)	-	(1,455)
Other comprehensive loss	-	-	-	-	-	-	(1)	(1)
Net loss	-	-	-	-	-	(22,493)		(22,493)
Balance at June 30, 2022	43,318,218	$300,554	1,706,662	-	$-	$(275,033)	$(7)	$(275,040)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKILI, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(32,470)	$(44,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	155	154
Reduction in the carrying amount of right-of-use assets	341	239
Impairment loss on sublease	384	-
Stock-based compensation expense	4,596	4,039
Amortization of premium on short-term investments	(1,102)	(20)
Non cash interest expense	383	152
Change in fair value of earn-out liabilities	(1,054)	-
Changes in operating assets and liabilities:
Accounts receivable	(43)	12
Prepaid expenses and other current assets	2,139	(2,828)
Prepaid expenses and other long-term assets	(95)	11
Accounts payable	(1,224)	1,961
Accrued expenses and other current liabilities	(2,389)	(433)
Other long term liabilities	22	(14)
Operating lease liabilities	(398)	(280)
Deferred revenue	70	13
Net cash used in operating activities	(30,685)	(41,379)
Cash flows from investing activities:
Acquisition of property and equipment	(10)	(13)
Purchases of short-term investments	(56,444)	(14,974)
Proceeds from maturities of short-term investments	90,000	10,000
Net cash provided by (used in) investing activities	33,546	(4,987)
Cash flows from financing activities:
Proceeds from exercise of stock options	-	105
Proceeds from note payable	-	10,000
Taxes paid related to net share settlement of share-based awards	(67)	-
Repayment of principal on note payable	(625)	-
Net cash provided by (used in) financing activities	(692)	10,105
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,169	(36,261)
Cash, cash equivalents, and restricted cash at beginning of period	54,402	77,204
Cash, cash equivalents, and restricted cash at end of period	$56,571	$40,943
Supplementary Information:
Cash paid for interest	$873	$181
Noncash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued expenses	-	10
Redemption value of Series D preferred stock	-	2,893
Dividends accrued for Series D preferred stock	-	5,785

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

1. Nature of the Business and Basis of Presentation

Organization

Akili, Inc. (collectively referred to with its wholly-owned, controlled subsidiaries, as “Akili” or the “Company”) operates as one business segment and is a leading digital medicine company, pioneering the development of cognitive treatments through game-changing technologies. Akili’s approach of developing and commercializing technologies designed to directly target the physiology of the brain has established a new category of medicine—medicine that is validated through clinical trials like a drug or medical device, but experienced like entertainment. In June 2020, EndeavorRx, the first product built on Akili’s platform, was granted marketing authorization and classified as a Class II medical device by the U.S. Food and Drug Administration (the “FDA”) through FDA’s de novo process. EndeavorRx is indicated for use to improve attention function for children ages 8-12 with primarily inattentive or combined-type ADHD, who have a demonstrated attention issue. In June 2023, the Company released EndeavorOTC, which is built on the same platform as EndeavorRx, nationwide without a prescription to improve attention function, ADHD symptoms and quality of life in adults 18 years of age and older with primarily inattentive or combined-type ADHD, under the FDA guidance entitled “Enforcement Policy for Digital Health Devices for Treating Psychiatric Disorders During the Coronavirus Disease 2019 Public Health Emergency” (the “COVID-19 Guidance”). The COVID-19 Guidance allows for the marketing of certain digital therapeutics without premarket clearance, de novo classification, or approval so long as certain criteria are met for the duration of the COVID-19 Guidance. The COVID-19 Guidance is expected to remain in effect until November 7, 2023. Additional FDA guidance allows for the continued distribution of devices falling under the COVID-19 Guidance without marketing authorization so long as the manufacturer has submitted a marketing submission to FDA, the submission has been accepted by FDA prior to November 7, 2023 and FDA has not taken a final action on the marketing submission. EndeavorOTC has not been cleared or authorized by the U.S. Food and Drug Administration for any indications. The Company’s efforts are primarily focused on obtaining regulatory clearance and commercializing EndeavorOTC in adults with ADHD, commercializing EndeavorRx in children ages 8-12 with ADHD and obtaining an expanded label for EndeavorRx in adolescents ages 13-17 with ADHD. Further development of Akili’s programs outside of the ADHD space will be contingent upon capital raising and supportive business development activities. The Company is headquartered in Boston, Massachusetts.

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

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

Going Concern

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. The Company requires a significant amount of capital to fund its current operating requirements as it pursues its strategic goals. The Company’s efforts are primarily focused on obtaining regulatory clearance and commercializing EndeavorOTC for the adult ADHD market, commercializing EndeavorRx in the pediatric ADHD market and obtaining an expanded label for EndeavorRx in the adolescent ADHD market.

There can be no assurance that the Company’s product development and commercialization efforts will be successful; that adequate protection for the Company’s intellectual property will be obtained; that any products developed will obtain necessary government regulatory approval; or that any approved or commercialized products will be commercially viable. Even if the Company’s product development and commercialization efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants.

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative operating cash flows for the six months ended June 30, 2023 and had an accumulated deficit of $272,758 at June 30, 2023. The Company believes that its cash and cash equivalents and short-term investments at June 30, 2023 of $105,842, will be sufficient to fund the Company’s planned operations and existing obligations for at least one year after the date that the condensed consolidated financial statements are issued.

The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to generate cash from operating activities or to raise capital when needed, or on terms favorable to the Company, could have a negative impact on its financial condition and ability to pursue its business strategies.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, after elimination of all intercompany accounts and transactions. As permitted for interim reporting, certain footnotes or other financial information that are normally required by U.S. GAAP may be condensed or omitted, unless otherwise required by U.S. GAAP or Securities and Exchange Commission (“SEC”) rules and regulations. These condensed consolidated financial statements were prepared on the same basis as and should be read in conjunction with the Company’s annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”). In the opinion of management, all adjustments of a normal recurring nature, considered necessary for fair presentation, have been included in these condensed consolidated financial statements. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or future year. The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited annual consolidated financial statements but does not include all information required by U.S. GAAP for annual consolidated financial statements.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2022, included in the Annual Report. There have been no material changes to the significant accounting policies during the six months ended June 30, 2023.

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

Revenue: In June 2023, the Company released its EndeavorOTC over-the-counter product under the FDA’s COVID-19 Guidance. The Company generates revenue from customers who purchase subscriptions of variable term lengths to access the video game products. Customers are billed in advance for the entire applicable subscription term. Along with the subscription to the video game product, the customers also receive technical support services. The subscription to the video game product and technical support services are combined as a single stand-ready performance obligation because while the components are separate performance obligations, they have the same method and pattern of recognition. Accordingly, the purchase consideration is recognized ratably on an over time basis over the subscription period which begins at the time of purchase.

Product revenue from combined sales of EndeavorRx and EndeavorOTC was $114 and $227 for the three and six months ended June 30, 2023, respectively and $64 and $130 for the three and six months ended June 30, 2022, respectively. There was no collaboration revenue in either period.

As of June 30, 2023, the Company has a contract liability related to product revenue, which consists of amounts that have been paid but have not been recognized as revenue. All amounts are expected to be recognized as revenue within 12 months of the balance sheet date and are classified as current deferred revenue. The Company recognized $62 of product revenue in the six months ended June 30, 2023 that was previously included in the December 31, 2022 deferred revenue balance.

Contract Liabilities	Product
Balance at December 31, 2022	$106
Revenue recognized	(227)
Revenue deferred	297
Balance at June 30, 2023	$176

Cost of revenue: Cost of revenue includes personnel and related costs, third party contractor expenses, royalties, amortization of capitalized software related to our two commercialized products and software subscriptions related to our products and hosting fees. Sales of EndeavorRx incur third-party pharmacy dispense fees and sales of EndeavorOTC incur Apple App Store fees, both of which are included in cost of revenue. As the Company controls the product until it is transferred to the customer, it is considered the principal in the arrangement and all revenue and cost of revenue is shown gross in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Concentration of credit risk: On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. On March 13, 2023, pursuant to a joint statement released by the U.S. Department of Treasury, the U.S. Federal Reserve, and the FDIC, the U.S. government provided assurance that all depositors would be fully protected. Thereafter, the FDIC transferred all deposits of SVB to a newly created bridge bank, named Silicon Valley Bridge Bank, N.A. (“SVBB”), which announced that it would fully honor existing credit facilities. On March 27, 2023, First Citizens BancShares, Inc. entered into an agreement with the FDIC to purchase all assets and liabilities of SVBB and confirmed it would honor existing credit facilities. The Amended and Restated Loan and Security Agreement with SVB required an exclusive relationship for our operating cash account, however in light of the events and status of SVB, we entered into an agreement in April 2023 which allows the Company to establish operating accounts and move an additional portion of our cash resources to another financial institution.

Sublease: The Company recognizes sublease income on a straight-line basis over the sublease period. The Company recognizes sublease income as an offset to rent expense within operating expenses in the condensed consolidated statements of operations as subleasing is not a primary business activity of the Company and is meant to offset occupancy costs.

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

Recently adopted accounting pronouncements:

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), as amended by ASU 2019-10. ASU 2016-13 will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. ASU 2016-13 is effective for the Company for the annual reporting period beginning January 1, 2023. The Company adopted this guidance for the six months ended June 30, 2023, however there was no impact to the financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2023	December 31, 2022
Prepaid clinical trials	$475	$697
Prepaid insurance	385	1,892
Other current assets	1,633	1,976
Prepaid expenses and other current assets	$2,493	$4,565

4. Leases

In May 2023, the Company entered into a sublease agreement, pursuant to which the Company agreed to sublease approximately 5,716 rentable square feet of the Larkspur, California office space to a third party for a term commencing on June 1, 2023 and ending coterminous with the Larkspur, California lease in November 2026, in exchange for the sum of approximately $23 per month, subject to an annual 4.0% increase.

The Company assesses impairment of right-of-use assets when an event and change in circumstance indicates that the carrying value of such right-of-use assets may not be recoverable. If the estimated fair value attributable to the right-of-use asset is less than its carrying value, an impairment loss is recognized.

During the three and six months ended June 30, 2023, the Company recognized an impairment loss of $384 related to the sublease. The fair values were estimated using an income approach to determine the present value of future cash flows from the sublease agreement. Leasehold improvements related to the subleased area are included in the impairment as the Company no longer receives economic benefits after it discontinues use of the space. The impairment loss was comprised of a write-down of $325 for the right-of-use asset and $59 for the leasehold improvements. The impairment loss is included in general and administrative expenses in the condensed consolidated statements of operations.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Accrued bonus	$1,471	$2,819
Accrued royalties	116	110
Accrued wages and benefits	992	1,281
Accrued clinical study expenses	120	292
Accrued consulting service expenses	90	401
Other accrued expenses	438	713
Total	$3,227	$5,616

6. Corporate Bond

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

The Company recognized amortization expense of $55 and $109 related to the discount on the Corporate Bond as a component of interest expense in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

June 30, 2023, respectively. The Company recognized amortization expense of $49 and $97 for the three and six months ended June 30, 2022, respectively.

The carrying amount of the corporate bond is as follows:

	June 30, 2023	December 31, 2022
Corporate Bond	$5,000	$5,000
Unamortized discount on Corporate Bond	(3,057)	(3,166)
Corporate Bond, net of discount	$1,943	$1,834

7. Note Payable

Amended and Restated Loan and Security Agreement

As described in Note 2, First Citizens BancShares, Inc. entered into an agreement to purchase all assets and liabilities of SVBB and will fully honor the existing Amended and Restated Loan and Security Agreement.

At June 30, 2023, the Company had outstanding principal of $14,375 and there is no remaining available undrawn debt. The Company recognized non-cash interest expense related to debt issuance costs of $135 and $274 for the three and six months ended June 30, 2023, respectively, and $44 and $83 for the three and six months ended June 30, 2022, respectively. The Company recognized selling, general and administrative expense related to loan commitment fees of $0 and $42 for the three and six months ended June 30, 2023, respectively and $57 and $114 for the three and six months ended June 30, 2022, respectively. The interest rate in effect was 12.0% and 8.5% as of June 30, 2023 and 2022, respectively. At June 30, 2023, the carrying amount of the note payable (excluding the current portion of $7,500) is as follows:

Outstanding principal	$14,375
Note payable, short term	(7,500)
Final payment	750
Unamortized debt issuance costs	(660)
Note payable, long term (net of debt issuance costs)	$6,965

Future minimum principal payments due under the Amended and Restated Loan and Security Agreement, excluding the final payment of $750 due at maturity, prepayment or termination, are as follows:

Years Ending December 31,
Remainder of 2023	$3,750
2024	7,500
2025	3,125
Total	$14,375

8. Stock-Based Compensation

2022 Stock Option and Incentive Plan: Share-based compensation expense related to stock options, RSUs, PSUs, and the expense related to Earn-Out Service Providers, is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$429	$841	$1,308	$1,450
Selling, general and administrative	1,408	1,128	3,288	2,589
Total	$1,837	$1,969	$4,596	$4,039

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

Included in the three and six months ended June 30, 2023 balances in the table above is $(472) and $(162), respectively, of stock-based compensation related to the potential issuance of the Earn-Out Shares to Earn-Out Service Providers.

Stock Options: The following is a summary of stock option activity for the six months ended June 30, 2023:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2022	12,190,970	$3.98	7.36
Granted	2,047,600	$1.53
Cancelled	(1,654,845)	$3.64
Exercised	(28,778)	$0.03
Balance at June 30, 2023	12,554,947	$3.61	7.14	$352
Exercisable June 30, 2023	7,212,954	$3.66	5.63	$350
Options vested and expected to vest, June 30, 2023	12,554,947	$3.61	7.14	$352

During the six months ended June 30, 2023, the Company extended the exercise period for vested options from three months to two years for 43 terminated employees. Incremental compensation expenses recorded during the six months ended June 30, 2023 resulting from the extension were $138.

The fair value of all option activity was estimated at the date of grant using a Black-Scholes model with the following weighted-average assumptions for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Fair value of Common Stock	$1.52	$10.06
Expected volatility	99.95%	96.21%
Expected term (in years)	6.10	6.03
Risk-free interest rate	3.81%	1.73%
Expected dividend yield	0.00%	0.00%

The weighted average grant-date fair value of stock options granted to employees during the six months ended June 30, 2023 and 2022 was $1.23 and $8.97 per share, respectively.

During the six months ended June 30, 2023 and 2022, the aggregate intrinsic value of stock option awards exercised was $40 and $222, respectively. Aggregate intrinsic value represents the difference between the exercise price and the fair value of the underlying Common Stock on the date of exercise.

As of June 30, 2023 there was $13,546 of unrecognized compensation cost related to unvested stock option grants to employees under the 2022 Plan, which is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock Units: The following table summarizes RSU activity for the six months ended June 30, 2023:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Balance at December 31, 2022	801,401	$2.30
Granted	1,105,125	$1.55
Vested	(131,598)	$2.30
Forfeited	(242,503)	$1.93
Balance at June 30, 2023	1,532,425	$1.82

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

As of June 30, 2023 there was $2,535 of unrecognized compensation cost related to unvested RSUs under the 2022 Plan, which is expected to be recognized over a weighted-average period of 3.1 years.

Performance Stock Units: The following table summarizes PSU activity for the six months ended June 30, 2023:

	Number of PSUs	Weighted- Average Grant Date Fair Value
Balance at December 31, 2022	4,554,408	$1.50
Granted	—	n/a
Vested	—	n/a
Forfeited	(284,650)	$1.50
Balance at June 30, 2023	4,269,758	$1.50

As of June 30, 2023, there was $4,840 of unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted average period of approximately 2.1 years.

9. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2023
Description	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$36,222	$-	$-	$36,222
Short-term investments:
United States treasuries	49,576	-	-	49,576
Total assets	$85,798	$-	$-	$85,798
Long-term liabilities:
Earn-out liabilities	-	-	4,297	4,297
Total liabilities	$-	$-	$4,297	$4,297

	Fair Value Measurements as of December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$32,829	$-	$-	$32,829
Short-term investments:
United States treasuries	82,034	-	-	82,034
Total assets	$114,863	$-	$-	$114,863
Long-term liabilities:
Earn-out liabilities	-	-	5,513	5,513
Total liabilities	$-	$-	$5,513	$5,513

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the six months ended June 30, 2023. The Company recorded unrealized loss on short-term investments of $4 in other comprehensive loss for the six months ended June 30, 2023.

As of June 30, 2023 and December 31, 2022, the Company’s cash equivalents consisted of money market funds with original maturities of less than 90 days from the date of purchase. As of June 30, 2023 and December 31, 2022, the Company’s short-term investments consisted of United States treasuries with original maturities of more than three months but less than one year.

Earn-out liabilities — Upon the Closing, the Earn-Out Shares were accounted for as a liability because the triggering events that determine the number of shares to be earned (the “Triggering Events”) included events that were indexed to the Common Stock of the

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

Company. The estimated fair value of the Earn-out liabilities is determined at each reporting period using a Monte Carlo Simulation Method (“MCSM”).

	Earn-Out Shareholders	Earn-Out Service Providers	Total
Fair value as of December 31, 2022	$4,778	$735	$5,513
Change in fair value	(1,054)	(162)	(1,216)
Fair value as of June 30, 2023	$3,724	$573	$4,297

The following assumptions were used at June 30, 2023:

Price target: price target as defined in the Merger Agreement for each Triggering Event:

•
Triggering Event I is $15.00 per share
•
Triggering Event II is $20.00 per share
•
Triggering Event III is $30.00 per share

Current stock price: the closing stock price as quoted on Nasdaq as of June 30, 2023 was $1.11.

Expected term: the expected term is the five-year term of the earn-out period.

Expected volatility: the volatility rate as of June 30, 2023 was 107.5%. The volatility rate was determined using an average of historical volatilities over the expected term of selected industry peers deemed comparable to the Company.

Expected dividend yield: the expected dividend yield is zero as it is not expected that the Company will declare dividends on Common Stock during the expected term.

10. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(11,759)	$(22,493)	$(32,470)	$(44,385)
Dividends on Series D convertible preferred stock	-	(2,908)	-	(5,785)
Redemption value of Series D convertible preferred stock	-	(1,455)	-	(2,893)
Net loss attributable to common stockholders - basic and diluted	$(11,759)	$(26,856)	$(32,470)	$(53,063)
Denominator:
Weighted average common stock outstanding	78,150,143	1,693,722	78,114,775	1,688,157
Net loss per share attributable to common stockholders - basic and diluted	$(0.15)	$(15.86)	$(0.42)	$(31.43)

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

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

	As of June 30,
	2023	2022
Series A-1 convertible preferred stock (as converted to Common Stock)	-	4,000,000
Series A-2 convertible preferred stock (as converted to Common Stock)	-	4,427,072
Series B convertible preferred stock (as converted to Common Stock)	-	7,341,485
Series C convertible preferred stock (as converted to Common Stock)	-	8,016,645
Series D convertible preferred stock (as converted to Common Stock)	-	21,795,525
Warrants to purchase Common Stock	133,578	226,196
Stock options to purchase Common Stock	12,554,947	8,376,175
Earn-out shares	7,536,461	-
Unvested RSUs	1,532,425	-
Unvested PSUs	4,269,758	-
Total	26,027,169	54,183,098

11. Restructuring Charges

On January 12, 2023, the Company announced a restructuring of its operations and a reduction in workforce. As a result of the restructuring, the Company incurred a restructuring charge of $2,329 associated primarily with severance and other termination-related benefits related to 48 full-time employees, representing approximately 31% of the employee base at the time of the restructuring. All costs associated with the restructuring were recorded within operating expenses in the same functional category as the employees' operating expenses in the quarter ended March 31, 2023. The restructuring reduced costs related to certain of our pipeline programs in order to prioritize certain of our commercial efforts and our ADHD label expansion programs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Akili, Inc. and its consolidated subsidiaries should be read together with Akili’s unaudited condensed consolidated financial statements as of June 30, 2023 and for the six months ended June 30, 2023 and 2022, together with the related notes thereto, included elsewhere in this Quarterly Report. The discussion and analysis should also be read together with the audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” in this Form 10-Q. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31. Akili Interactive Labs, Inc., became a wholly owned subsidiary of Akili, Inc. on August 19, 2022. For purposes of this section, all references to “we,” “us,” “our,” “Akili” or the “Company” refer to Akili, Inc. and its consolidated subsidiaries following the Business Combination (as defined below).

Overview

Akili is a leading digital medicine company, pioneering the development of cognitive treatments through game-changing technologies. Our approach of developing and commercializing technologies designed to directly target the physiology of the brain has established a new category of medicine—medicine that is validated through clinical trials like a drug or medical device, but experienced like entertainment. In June 2020, EndeavorRx, the first product built on our platform, was granted marketing authorization and classified as a Class II medical device by the U.S. Food and Drug Administration (“FDA”) through FDA’s de novo process. EndeavorRx is indicated for use to improve attention function for children ages 8-12 with primarily inattentive or combined-type ADHD, who have a demonstrated attention issue. In June 2023, we released EndeavorOTC, which is built on the same platform as EndeavorRx, nationwide without a prescription to improve attention function, ADHD symptoms and quality of life in adults 18 years of age and older with primarily inattentive or combined-type ADHD, under the FDA guidance entitled “Enforcement Policy for Digital Health Devices for Treating Psychiatric Disorders During the Coronavirus Disease 2019 Public Health Emergency” (the “COVID-19 Guidance”). The COVID-19 Guidance allows for the marketing of certain digital therapeutics without premarket clearance, de novo classification, or approval so long as certain criteria are met for the duration of the COVID-19 Guidance. The COVID-19 Guidance is expected to remain in effect until November 7, 2023. Additional FDA guidance allows for the continued distribution of devices falling under the COVID-19 Guidance without marketing authorization so long as the manufacturer has submitted a marketing submission to FDA, the submission has been accepted by FDA prior to November 7, 2023 and FDA has not taken a final action on the marketing submission. EndeavorOTC has not been cleared or authorized by the U.S. Food and Drug Administration for any indications. Our efforts are primarily focused on obtaining regulatory clearance and commercializing EndeavorOTC in adults with ADHD, commercializing EndeavorRx in children ages 8-12 with ADHD and obtaining an expanded label for EndeavorRx in adolescents ages 13-17 with ADHD. Further development of our pipeline outside of the ADHD space will be contingent upon capital raising and supportive business development activities. We are headquartered in Boston, Massachusetts.

Recent Developments

Following the May 2023 announcement of our topline results of the STARS-ADHD-Adult clinical trial, in June 2023 we released EndeavorOTC, which is built on the same platform as EndeavorRx, nationwide without a prescription to improve attention function, ADHD symptoms and quality of life in adults 18 years of age and older with primarily inattentive or combined-type ADHD under the FDA’s COVID-19 Guidance.

With the June 2023 product release of EndeavorOTC we tested a new non-prescription business model in the adult ADHD market. Based on our learnings, we are pursuing a regulatory path seeking FDA clearance of EndeavorOTC as an over-the-counter treatment for adults with ADHD. We believe the OTC business model has the potential to efficiently scale to a large adult ADHD market actively seeking treatment, with significantly less friction compared to what we see in our prescription model, and significantly less reliance on payers. We plan to submit the adult data from our STARS-ADHD-Adult clinical trial to FDA in the second half of 2023 for marketing authorization for our EndeavorOTC product as an over-the-counter treatment for adults with ADHD.

We continue to believe the potential revenue opportunity across ADHD to be at least $500 million per year, expected in the next four to six years (2027-2029) assuming successful regulatory approvals of products enabling us to cover the entire ADHD population in the United States. The potential revenue opportunity in ADHD for EndeavorRx and EndeavorOTC will ultimately depend upon, among other things, results of our market testing efforts including various pricing and distribution strategies, the success of our regulatory and commercial strategy, the diagnosis criteria included in the final label for our current and future products for sale for this indication, acceptance by patients and the medical community, patient access, pricing, and reimbursement. If we are not successful in demonstrating the benefits of our products or do not achieve the support of these customer groups, our sales may decline, or we may fail to increase our revenue. In addition, our revenue expectations for EndeavorRx and Endeavor OTC across ADHD may be lower than expected and are based on our assumptions, including the successful regulatory approvals of products enabling us to cover the entire ADHD population in the United States, which may prove to be incorrect.

Key Commercial Metrics

For our EndeavorRx prescription product, we monitor metrics for three key drivers of our business model: demand, engagement and reimbursement. We measure demand through total prescriptions written by physicians, including for new prescriptions and for refills. We monitor engagement through measuring the total number of prescribing health care providers, the number of new prescribing health care providers and conversion, as measured by patients who paid for a prescription as a percent of those who received a prescription. Our third key driver is reimbursement and the metrics measured for this driver are the percent of prescriptions that are paid in cash and the percent of prescriptions that are reimbursed in whole or in part by a private or public health insurance payer.

EndeavorRx®—key drivers of the model:

METRIC	Q2 '23	Q1 '23	Q2 '23 vs. Q1 '23	Q2 '23 vs. Q2 '22
Total Rx Written	3,018	2,372	27%	291%
New Rx	1,975	1,469	34%	228%
Refill Rx	1,043	903	16%	514%

Total Prescribers	1,102	920	20%	130%
New Prescribers	521	448	16%	90%
Conversion (New Rx Written to Dispensed)	32%	35%	-7%	-38%
Annual Rx per Patient	1.9	1.7	11%	46%

% of TRx Self Paid	86%	94%	-8%	-7%
% of TRx Reimbursed	1%	1%	-14%	-53%
ASP (excl. Patient Assistance Program)	$103	$104	0%	-5%

For our EndeavorOTC over-the-counter product, we are preparing our submission to FDA while continuing to commercialize EndeavorOTC under the COVID-19 Guidance.

Development Pipeline and Commercial Update

Our development and commercialization efforts are primarily focused on ADHD. Within ADHD, on the commercial side, in June 2023 we released EndeavorOTC in the Apple App Store in the United States under the FDA’s COVID-19 Guidance. For EndeavorRx, we executed the initial phase of our commercial launch in the United States in the third quarter of 2022 and since then we have expanded our sales force into additional U.S. territories and currently have a sales presence in approximately 25 U.S. territories. We do not plan to expand into additional territories at this time.

Within ADHD, on the clinical development side:

•
We submitted a filing to FDA seeking label expansion for EndeavorRx to include adolescents ages 13-17 with ADHD; this label expansion filing was accepted by FDA in May 2023 and is currently under review with FDA.
•
We plan to submit the adult data from our STARS-ADHD-Adult clinical trial to FDA in the second half of 2023 for marketing authorization for our EndeavorOTC product as an over-the-counter treatment for adults with ADHD.
•
We continue to expect a data readout in the second half of 2023 from the Phase 3 portion of our partner Shionogi’s pivotal trial of our SDT-001 product candidate (substantially the same SSME-based software as our AKL-T01 but localized for Japanese language and culture for distribution in Japan) in children ages 6-17 years diagnosed with ADHD whose ADHD RS-IV Inattention score was 15 or over.

Outside of ADHD, topline analysis has been completed on the Cornell and Vanderbilt trials evaluating EndeavorRx in adults with cognitive dysfunction following COVID infection (“COVID fog”). These independent proof-of-principle studies randomized eligible patients to receive either EndeavorRx or treatment as usual. We did not see statistical separation between the groups on the primary outcome measure. We did observe compelling improvements in a number of secondary measures that assessed functional outcomes, such as fatigue, depression, anxiety and quality of life, as well as secondary measures of cognitive functioning specifically associated with attentional control. Across these functional and cognitive outcomes, we observed statistically significant changes from baseline to end of treatment in the group receiving EndeavorRx, and these changes were statistically significant or trending toward significance when compared to the control group. We are working with the study investigators to present the data at an upcoming scientific meeting.

Our current pipeline of clinical development programs includes previously launched investigator-initiated studies of post-operative cognitive dysfunction and of chemotherapy-related cognitive impairment.

Our efforts are primarily focused on obtaining regulatory clearance and commercializing EndeavorOTC in ADHD, commercializing EndeavorRx in ADHD and obtaining an expanded label in adolescent patients with ADHD. Further development of our pipeline outside of the ADHD space, including with respect to areas such as ASD, Covid fog, MS, MDD, and Cognitive Monitoring; Screening and Assessment will be contingent upon capital raising and supportive business development activities.

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

Product Revenue

To date, we have not generated significant product revenue from the sale of EndeavorRx prescriptions and EndeavorOTC subscriptions. Revenue from sales of our products is difficult to predict and is not expected to reduce Akili’s continued operating losses resulting from our commercial efforts and research and development activities for the foreseeable future.

Product revenue from our existing products, as well as potential future product candidates, is and will be impacted by many factors, including the following three variables: product adoption, pricing, and reimbursement.

Product Adoption—To continue to grow our business, we will need to execute on our current business strategy of achieving and maintaining broad market awareness and acceptance of our products by patients and physicians. This will be driven by educational efforts focused on features, therapeutic benefits, and cost targeting patients/families, healthcare providers, and payers. If we are not successful in demonstrating the benefits of our products or do not achieve the support of these customer groups, our sales may decline, or we may fail to increase our revenue.

Pricing—In the future, we aim to expand the approved patient populations for our products and offer products spanning multiple price points. In the future, our products may be subject to competition which may impact our pricing and in addition, our prescription products may be subject to legislative prescription-pricing practices.

Reimbursement —We are in active conversations with commercial insurers and government payers regarding reimbursement coverage for our treatments. Patients may not be able to adopt or may choose not to adopt our prescription digital therapeutic if they are unable to obtain adequate third-party coverage or reimbursement. As we seek to secure reimbursement, for EndeavorRx we currently have a cash pay model in place in instances when coverage is not available, to continue to drive volume. If we are unable to secure coverage and/or are required to provide mandatory discounts or rebates, we may not be able to establish profitability. Currently, EndeavorOTC is available only through direct purchase or cash pay by customers via the Apple App Store.

Collaboration Revenue

We currently have a collaboration and licensing agreement (the “Collaboration Agreement”) with Shionogi & Co., Ltd (“Shionogi”) and we are eligible to receive development and commercial milestones as well as royalties on the sales of licensed products. If our development efforts for additional programs are successful and result in regulatory marketing authorization or collaboration or license agreements with third parties, we may generate revenue in the future from collaboration or license agreements that we may enter into with third parties. We cannot predict if, when or to what extent we may enter into future licensing or collaboration agreements. Further, we may never succeed in obtaining regulatory clearance, authorization or approval for EndeavorOTC, additional indications for EndeavorRx, any of our product candidates that are currently under development or for any other future products.

Cost of Product Revenue

Cost of product revenue consists primarily of costs that are closely correlated or directly related to the delivery of our EndeavorRx and EndeavorOTC products, including personnel and related costs, third party contractor expenses, royalties, amortization of capitalized software related to our commercialized products and software subscriptions related to our products and hosting fees. Sales of EndeavorRx incur pharmacy dispense fees and sales of EndeavorOTC incur Apple App Store fees, which are also included in cost of product revenue. We expect the cost of product revenue to increase as we further commercialize our products and increase the volume of sales.

Research and Development Expenses

We currently have one FDA-authorized product, EndeavorRx, indicated for use to improve attention function for children ages 8-12 with primarily inattentive or combined-type ADHD, who have a demonstrated attention issue. Our label expansion filing for EndeavorRx to include adolescents ages 13-17 with ADHD was accepted by FDA in May 2023 and is currently under review by FDA.

Additionally, following the May 2023 announcement of topline results of the STARS-ADHD-Adult clinical trial, in June 2023 we released EndeavorOTC, which is built on the same platform as our EndeavorRx product, nationwide without a prescription to improve attention function, ADHD symptoms and quality of life in adults 18 years of age and older with primarily inattentive or combined-type ADHD under the FDA’s COVID-19 Guidance.

Developing products requires a significant investment of resources over a prolonged period of time, and a core part of our strategy is to continue making sustained investments in this area. We have chosen to leverage our SSME technology, which is the therapeutic engine that targets and activates systems in the brain that play a key role in attention function, to focus on advancing our R&D activities on expanded patient populations within ADHD. Our current efforts are primarily focused on obtaining regulatory clearance and commercializing EndeavorOTC in adults with ADHD, commercializing EndeavorRx in children ages 8-12 with ADHD and obtaining an expanded label for EndeavorRx in adolescents ages 13-17 with ADHD. Further development of our pipeline outside of the ADHD space will be contingent upon capital raising and supportive business development activities. As a result, we expect our R&D expenses to decline in the second half of the year.

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

In addition to our ADHD programs, our R&D activities include previously-launched investigator-initiated studies of post-operative cognitive dysfunction and of chemotherapy-related cognitive impairment. Further development of our pipeline outside of the ADHD space, including with respect to areas such as ASD, Covid fog, MS, MDD, and Cognitive Monitoring; Screening and Assessment will be contingent upon capital raising and supportive business development activities.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of compensation for personnel, including stock-based compensation, related to commercial, marketing, executive, finance and accounting, legal, information technology, corporate and business development, human resource functions and impairments of right-of-use assets. Other SG&A expenses include marketing-related expenses (including advertising, marketing initiatives, market research and analysis), software expenses, travel expenses, professional services fees (including legal, patent, accounting, audit, tax and consulting fees), insurance costs, amortization of issuance costs on undrawn debt, general corporate expenses and allocated certain payroll and facilities-related expenses, including payroll taxes, benefits, rent and facility maintenance.

As we pursue a regulatory and commercial strategy for our EndeavorOTC product, we expect our marketing-related expenses to increase as we grow potential customers’ awareness of our EndeavorOTC product.

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

Interest expense includes interest due on the note payable, accretion of the corporate bond discount and note payable debt issuance costs.

Change in fair value of earn-out liabilities includes the change in fair value from December 31, 2022 through June 30, 2023, of the earn-out liabilities related to Earn-Out Shareholders.

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

Results of Operations

Three and Six Months Ended June 30, 2023 and 2022

The table and discussion below present the results for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenues	$114	$64	$50	78%	$227	$130	$97	75%
Cost of revenues	150	97	53	55%	287	193	94	49%
Gross loss	(36)	(33)	(3)	9%	(60)	(63)	3	-5%
Operating expenses:
Research and development	4,633	7,358	(2,725)	-37%	10,717	13,662	(2,945)	-22%
Selling, general and administrative	10,648	14,948	(4,300)	-29%	23,659	30,339	(6,680)	-22%
Total operating expenses	15,281	22,306	(7,025)	-31%	34,376	44,001	(9,625)	-22%
Operating loss	(15,317)	(22,339)	7,022	-31%	(34,436)	(44,064)	9,628	-22%
Other income (expense):
Other income	1,126	40	1,086	2715%	2,169	49	2,120	4327%
Interest expense	(635)	(194)	(441)	227%	(1,257)	(370)	(887)	240%
Change in estimated fair value of earn-out liabilities	3,067	-	3,067	*	1,054	-	1,054	*
Total other income (expense)	3,558	(154)	3,712	-2410%	1,966	(321)	2,287	-712%
Loss before income taxes	(11,759)	(22,493)	10,734	-48%	(32,470)	(44,385)	11,915	-27%
Income tax expense	-	-	-	*	-	-	-	*
Net loss	$(11,759)	$(22,493)	$10,734	-48%	$(32,470)	$(44,385)	$11,915	-27%
Unrealized loss on short-term investments	$(27)	$(1)	$(26)	2600%	$(4)	$(7)	$3	-43%
Comprehensive loss	$(11,786)	$(22,494)	$10,708	-48%	$(32,474)	$(44,392)	$11,918	-27%

* Percentage change not meaningful

Revenue—Revenue was $0.1 million for each of the three months ended June 30, 2023 and 2022. There was an increase in revenue from the same period in the prior year due to an increase in product revenue from sales of EndeavorRx and initial sales of EndeavorOTC.

Revenue was $0.2 million and $0.1 for the six months ended June 30, 2023 and 2022, respectively. There was an increase in revenue from the same period in the prior year due to an increase in product revenue from sales of EndeavorRx and initial sales of EndeavorOTC.

Cost of revenue—Cost of revenue was $0.2 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively. There was an increase in product-related costs of revenue in the three months ended June 30, 2023 due to the increased sales volume.

Cost of revenue was $0.3 million and $0.2 the six months ended June 30, 2023 and 2022, respectively. There was an increase in product-related costs of revenue in the six months ended June 30, 2023 due to the increased sales volume.

Research and development—R&D expenses were $4.6 million and $7.4 million for the three months ended June 30, 2023 and 2022, respectively. Most expenses in each period are related to the development of our SSME platform, which is the therapeutic engine that targets and activates systems in the brain that play a key role in attention function and is the underlying technology used in both our EndeavorRx and EndeavorOTC products. The decrease of $2.8 million was primarily due to the following:

•
a decrease of $1.3 million of personnel-related expenses primarily due to the restructuring, which decreased the expense from $4.8 million in the three months ended June 30, 2022 to $3.5 million in the three months ended June 30, 2023. The change in estimated fair value of earn-out liabilities related to Earn-Out Service Providers accounted for a decrease of $0.2 million in the three months ended June 30, 2023;
•
a decrease of $1.2 million of clinical studies and expenses due to the timing of our clinical trials and the restructuring of our business to preserve capital and focus primarily on commercializing EndeavorRx and EndeavorOTC in ADHD and seeking a label expansion for EndeavorRx in adolescent ADHD patients, which resulted in the reprioritization of our pipeline of preclinical and clinical development programs. As a result, clinical studies and expenses decreased from $1.6 million in the three months ended June 30, 2022 to $0.4 million in the three months ended June 30, 2023;

•
a decrease of $0.1 million of computer equipment and software expenses due to a decrease in software subscriptions, which decreased the expense from $0.3 million in the three months ended June 30, 2022 to $0.2 million in the three months ended June 30, 2023; and
•
a decrease of $0.2 million related to various other expenses such as a decrease in external consulting fees, which decreased the expense from $0.7 million for the three months ended June 30, 2022 to $0.5 million for the three months ended June 30, 2023.

R&D expenses were $10.7 million and $13.7 million for the six months ended June 30, 2023 and 2022, respectively. Most expenses in each period are related to the development of our SSME platform, which is the therapeutic engine that targets and activates systems in the brain that play a key role in attention function and is the underlying technology used in both our EndeavorRx and EndeavorOTC products. The decrease of $3.0 million was primarily due to the following:

•
a decrease of $1.8 million of clinical studies and expenses due to the timing of our clinical trials and the restructuring of our business to preserve capital and focus primarily on commercializing EndeavorRx and EndeavorOTC in ADHD and seeking a label expansion for EndeavorRx in adolescent ADHD patients, which resulted in the reprioritization of our pipeline of preclinical and clinical development programs. As a result, clinical studies and expenses decreased from $2.8 million in the six months ended June 30, 2022 to $1.0 million in the six months ended June 30, 2023;
•
a decrease of $0.7 million of personnel-related expenses primarily due to the restructuring, which decreased the expense from $9.1 million in the six months ended June 30, 2022 to $8.4 million in the six months ended June 30, 2023. The change in estimated fair value of earn-out liabilities related to Earn-Out Service Providers accounted for a decrease of $0.1 million in the six months ended June 30, 2023;
•
a decrease of $0.1 million of computer equipment and software expenses due to a decrease in software subscriptions, which decreased the expense from $0.6 million in the six months ended June 30, 2022 to $0.5 million in the six months ended June 30, 2023; and
•
a decrease of $0.4 million related to various other expenses such as a decrease in external consulting fees, which decreased the expense from $1.2 million for the six months ended June 30, 2022 to $0.8 million for the six months ended June 30, 2023.

Selling, general and administrative—SG&A expenses were $10.6 million and $14.9 million for the three months ended June 30, 2023 and 2022, respectively. The decrease of $4.3 million was primarily due to the following:

•
a decrease of $4.1 million in marketing and advertising costs;
•
a decrease of $2.1 million in consulting, legal, accounting and other professional service costs;
•
an increase of $1.1 million related to various other expenses. The increase is primarily driven by insurance and other costs related to operating as a public company and the loss on impairment of right-of-use assets; and
•
an increase of $0.8 million in personnel-related costs, primarily due to the build-out of our sales departments. The change in estimated fair value of earn-out liabilities related to Earn-Out Service Providers accounted for a decrease of $0.3 million of the expense in the three months ended June 30, 2023.

SG&A expenses were $23.7 million and $30.3 million for the six months ended June 30, 2023 and 2022, respectively. The decrease of $6.6 million was primarily due to the following:

•
a decrease of $9.5 million in marketing and advertising costs;
•
a decrease of $3.8 million in consulting, legal, accounting and other professional service costs;
•
an increase of $2.3 million related to various other expenses. The increase is primarily driven by insurance and other costs related to operating as a public company and the loss on impairment of right-of-use assets; and
•
an increase of $4.4 million in personnel-related costs, primarily due to the build-out of our sales departments and the restructuring charge related to certain SG&A personnel. The change in estimated fair value of earn-out liabilities related to Earn-Out Service Providers accounted for a decrease of $0.1 million of the expense in the six months ended June 30, 2023.

Other income—Other income was $1.1 million and less than $0.1 million in the three months ended June 30, 2023 and 2022, respectively. The increase was due to an increase in short-term investments held and higher interest rates.

Other income was $2.2 million and less than $0.1 million in the six months ended June 30, 2023 and 2022, respectively. The increase was due to an increase in short-term investments held and higher interest rates.

Interest expense—Interest expense was $0.6 million and $0.2 million in the three months ended June 30, 2023 and 2022, respectively. The $0.4 million increase was primarily related to an increase in the outstanding principal of the note payable and rising variable interest rates during the three months ended June 30, 2023.

Interest expense was $1.3 million and $0.4 million in the six months ended June 30, 2023 and 2022, respectively. The $0.9 million increase was primarily related to an increase in the outstanding principal of the note payable and rising variable interest rates during the six months ended June 30, 2023.

Change in estimated fair value of earn-out liabilities—The Company accounts for the potential issuance of the Earn-Out Shares to Earn-Out Shareholders as a contingent consideration arrangement. The Company estimated the fair value at inception and revalued the earn-out liabilities as of each quarter end. The change in the fair value of the earn-out liabilities related to Earn-Out Shareholders is recorded in other income (expense) on the statement of operations each quarter.

Income taxes—We did not incur material income tax expenses for the six months ended June 30, 2023 or 2022. Given our lack of prior earnings history, we have a full valuation allowance primarily related to our net operating losses and R&D credit carryforwards that we do not consider more likely than not to be realized.

Liquidity and Capital Resources

Since our inception, our primary sources of capital have been proceeds from sales of convertible preferred stock, payments received in connection with the Collaboration Agreement, proceeds from borrowings under various credit facilities and proceeds from the Business Combination.

For the six months ended June 30, 2023 and 2022, we incurred net operating losses of $34.4 million and $44.1 million, respectively.

As of June 30, 2023, we had an accumulated deficit of $272.8 million. As of June 30, 2023, we had outstanding debt of $16.4 million, net of debt issuance costs and debt discount. As of June 30, 2023, we had cash and cash equivalents of $56.3 million and short-term investments of $49.6 million.

Our cash flows may fluctuate and are difficult to forecast and will depend on many factors. The revenue from the sale of our EndeavorRx and EndeavorOTC products at the present time is not sufficient to cover operating costs incurred. Our ability to achieve sufficient revenue to cover our costs is highly dependent on achieving and maintaining broad market acceptance by patients and physicians and reimbursement from third-party payers. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future.

In May 2021, we entered into an Amended and Restated Loan and Security Agreement with SVB and SVB Innovation Credit Fund VIII, L.P., (such agreement, the “SVB Term Loan”). On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the FDIC was appointed as receiver. On March 13, 2023, pursuant to a joint statement released by the U.S. Department of Treasury, the U.S. Federal Reserve, and the FDIC, the U.S. government provided assurance that all depositors would be fully protected. Thereafter, the FDIC transferred all deposits of SVB to a newly created bridge bank, SVBB, which announced that it would fully honor existing credit facilities. On March 27, 2023, First Citizens BancShares, Inc. entered into an agreement with the FDIC to purchase all assets and liabilities of SVB and confirmed it would fully honor existing credit facilities. As of June 30, 2023, there was $14.4 million outstanding under the SVB Term Loan facility and there is no remaining available undrawn debt. Additionally, the corporate bond issued with Shionogi in March 2019 continues to have $5.0 million outstanding as of June 30, 2023.

Our primary uses of capital are, and we expect will continue to be for the near future, personnel costs, costs of product development, costs related to commercialization of our EndeavorRx and Endeavor OTC products, legal, patent and other regulatory expenses and general overhead costs. We may also pursue acquisitions, investments, joint ventures and other strategic transactions.

We will need substantial additional funding to pursue our business strategy and to support continuing operations. Until such time as we can generate significant revenue to fund operations, we expect to use proceeds from the Business Combination and issuance of equity, debt financings or other capital transactions. We may be unable to increase our revenue, raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our products, product candidates and other strategic initiatives. See - “Funding Requirements”.

Cash and cash equivalents

Our cash and cash equivalents balance as of June 30, 2023 was $56.3 million. Our future capital requirements may vary from those currently planned and will depend on various factors, including the timing and extent of R&D spending, commercialization of our EndeavorRx and EndeavorOTC products, and spending on other strategic business initiatives.

Short-term investments

Our short-term investments balance as of June 30, 2023 was $49.6 million and consists of United States Treasuries with original maturity dates of more than three months but less than one year.

Liquidity Risks

We expect to incur substantial additional expenditures in the near term to support our ongoing activities, including supporting our label expansion and regulatory approval and commercialization of EndeavorOTC in adults with ADHD and continuing to operate as a public company. We expect to continue to incur net losses for the foreseeable future. Our ability to fund our product development and clinical operations as well as commercialization of EndeavorOTC and EndeavorRx will depend on the amount and timing of cash available to fund operations. Our future liquidity and capital funding requirements will depend on numerous factors, including:

•
our revenue growth;
•
our ability to successfully manage and execute on our strategy to advance EndeavorOTC for adults;
•
the ability of our patients to obtain third-party payer reimbursement for EndeavorRx;
•
the amount and timing of sales and other revenues from our products and any other future product candidates, if approved, including the sales price and the availability of coverage and adequate third-party payer reimbursement;
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
•
the costs of commercialization activities for any of our products or product candidates that receive marketing authorization, including the costs and timing of establishing product sales, marketing and hosting capabilities, or entering into strategic collaborations with third parties to leverage or access these capabilities;
•
the cash requirements of any future discovery of product candidates;
•
our ability to retain our current employees and the need to hire additional management and sales, technical and medical personnel; and
•
the extent to which we acquire or invest in business, products or technology.

A change in the outcome of any of these or other variables with respect to the development of any of our products or any other future product candidates could significantly change the costs and timing associated with the sale of our products or the development of any other future product candidates. Further, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans. See “Risk Factors—Risks Related to our Financial Reporting and Position.”

Because of the numerous risks and uncertainties associated with the development and commercialization of our products or any other future product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated product development programs.

Cash Flows

The following table provides a summary of cash flow data for each applicable period:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(30,685)	$(41,379)
Net cash provided by (used in) investing activities	33,546	(4,987)
Net cash provided by (used in) financing activities	(692)	10,105
Net increase (decrease) in cash	$2,169	$(36,261)

Net Cash Used in Operating Activities

Six Months Ended June 30, 2023 and 2022

Net cash used in operating activities was $30.7 million for the six months ended June 30, 2023. Net cash used in operating activities consists of net loss of $32.5 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include a decrease related to amortization of premium on short-term investments of $1.1 million, stock-based compensation expense of $4.6 million, a decrease related to the change in estimated fair value of earn-out liabilities of $1.1 million, non-cash interest expense of $0.4 million, and impairment loss on sublease of $0.4 million. There was an additional decrease to net loss of $1.9 million related to the change in operating assets and liabilities primarily due to an accrued bonus as of December 31, 2022 that was paid out in the six months ended June 30, 2023.

Net cash used in operating activities was $41.4 million for the six months ended June 30, 2022. Net cash used in operating activities consists of a net loss of $44.4 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include depreciation expense of $0.2 million, stock-based compensation expense of $4.0 million, reduction in the carrying amount of right-of-use assets of $0.2 million and interest expense of $0.1 million. There was an additional $1.5 million change in operating assets and liabilities primarily due to deferred offering costs for work performed related to the Merger that were incurred in the six months ended June 30, 2022.

Net Cash Provided by (Used in) Investing Activities

Six Months Ended June 30, 2023 and 2022

Net cash provided by investing activities was $33.5 million for the six months ended June 30, 2023. The cash was related to the proceeds from maturities of short-term investments, partially offset by cash used to purchase short-term investments.

Net cash used in investing activities was $5.0 million for the six months ended June 30, 2022. The cash was primarily used to purchase short-term investments, partially offset by the proceeds from maturities of short-term investments.

Net Cash Provided by (Used in) Financing Activities

Six Months Ended June 30, 2023 and 2022

Net cash used in financing activities was $0.7 million for the six months ended June 30, 2023 and consisted of taxes paid related to net share settlements of share-based awards and repayment of principal on the note payable.

Net cash provided by financing activities was $10.1 million for the six months ended June 30, 2022 and consisted primarily of $10.0 million of proceeds from the issuance of a note payable.

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

Debt Financing and Covenants

At June 30, 2023, the Company had outstanding principal of $14,375 under the SVB Term Loan facility and there was no remaining available undrawn debt. The SVB Term Loan bears interest through maturity at a per annum rate of the greater of (a) the Wall Street Journal Prime Rate plus 3.75% and (b) 7.0%. As of June 30, 2023, the interest rate was 12.0%. We were required to make interest-only payments through May 2023, and starting in June 2023 we began to repay the outstanding principal in 24 equal monthly payments.

The SVB Term Loan is secured by substantially all of our personal property assets, including accounts receivable, equipment, license agreement, general intangibles, inventory and investment property, and all of the proceeds and products of the foregoing. The Amended and Restated Loan and Security Agreement with SVB required an exclusive relationship for our operating cash account, however in light of the events and status of SVB, in April 2023 we entered into a Letter Agreement to amend the Amended and Restated Loan and Security Agreement with SVB (now a division of First-Citizens Bank & Trust Company) to allow the Company to establish accounts and move a portion of our cash resources to other financial institutions. The SVB Term Loan contains various affirmative and negative covenants that limit our ability to engage in specified types of transactions. We were in compliance with the covenants under the SVB Term Loan as of June 30, 2023.

See Note 10, Note Payable of the notes to Akili’s consolidated financial statements for the years ended December 31, 2022 and 2021, included in the Annual Report, and Akili’s unaudited condensed consolidated financial statements for the six months ended June 30, 2023, included elsewhere in this Quarterly Report, for further information. In the future, we may seek to obtain other additional sources of financing, including incurring term debt or issuing equity or issuing debt securities.

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

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, of the notes to Akili’s consolidated financial statements for the years ended December 31, 2022 and 2021 included in the Annual Report and Akili’s unaudited condensed consolidated financial statements for the six months ended June 30, 2023, included elsewhere in this Quarterly Report, for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of the potential impact on our financial condition and results of operations.

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

Earn-Out Liabilities

We concluded that the issuance of Rights to Earn-Out Shareholders constitutes a deemed dividend and evaluated the Rights for classification under guidance applicable to financial instruments. In assessing classification, we considered ASC Subtopic 815-40 “Contracts in Entity’s Own Equity” and determined the Rights contain settlement provisions that preclude them from being indexed to our stock and accordingly liability classification is required. We concluded issuance of the Rights to Earn-Out Service Providers represents compensation in scope of ASC Topic 718, “Compensation - Stock Compensation.” In considering relevant classification guidance, we determined the Rights issued to Earn-Out Service Providers are liabilities because they are indexed to whether such Earn-Out Service Providers hold qualifying equity instruments when the earn-out targets are achieved. The fair value of the contingent earn-out consideration is estimated as of the acquisition date at the present value of the expected contingent payments using a Monte Carlo Simulation Method (“MCSM”), which uses the following assumptions: price targets, current stock price, risk-free interest rate, expected term, expected volatility, and expected dividend yield. The fair value estimates use unobservable inputs that reflect our own assumptions as to our ability to meet the earn-out targets and discount rates used in the calculations. The unobservable inputs are defined in ASC Topic 820, “Fair Value Measurements and Disclosures,” as Level 3 inputs. We review the probabilities of achievement of the earn-out targets to determine the impact on the fair value of the earn-out consideration on a quarterly basis over the earn-out period. Changes in the estimated fair value of the contingent earn-out consideration related to Earn-Out Shareholders are recorded in other income (expense) in the Consolidated Statements of Operations and Comprehensive Loss and are reflected in the period in which they are identified. Changes in the estimated fair value of contingent earn-out consideration related to Earn-Out Service Providers is recorded as stock compensation for the period. Changes in the estimated fair value of the contingent earn-out consideration may materially impact or cause volatility in our operating results.

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

We generate EndeavorRx product revenue from contracts with caregivers and patients (“Clients”) who purchase subscriptions to access our FDA-cleared, prescription-only video game-based digital therapeutic. Clients are billed in advance for the entire subscription term. Along with the subscription to the video game-based product, the Clients also receive reporting metrics and technical support services. The subscription to the video game-based product, reporting metrics and technical support services are combined as a single stand-ready performance obligation because while the components are separate performance obligations, they have the same method and pattern of recognition. Accordingly, the purchase consideration is recognized ratably on an over time basis over the subscription period which begins once the access code is inputted into the game by the Client and game play has started.

We generate EndeavorOTC product revenue from contracts with customers who purchase subscriptions to access our over-the-counter video game-based digital therapeutic. Customers are billed in advance for the entire subscription term. Along with the subscription to the video game-based product, the customers also receive technical support services. The subscription to the video game-based product and technical support services are combined as a single stand-ready performance obligation because while the components are separate performance obligations, they have the same method and pattern of recognition. Accordingly, the purchase consideration is recognized ratably on an over time basis over the subscription period which begins once the purchase is made from the Apple App Store.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. As of June 30, 2023, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

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

We are a technology company with developmental stage assets, with a limited operating history. Like biopharmaceutical product development, digital therapeutic product development is a highly speculative undertaking and involves a substantial degree of risk. Since Akili’s inception in December 2011, we have focused substantially all of our efforts and financial resources on developing our computational platform, building our research and development capabilities, and sourcing, researching, licensing in key assets and developing our product candidates. We have generated limited revenue from product sales, and we do not expect to generate significant revenue from product sales in the foreseeable future. We have only obtained marketing authorizations to commercialize EndeavorRx in the U.S. and the European Economic Area, but have not received regulatory approval to market it anywhere else in the world. In June 2023, EndeavorOTC, which is built on the same platform as EndeavorRx, was made available nationwide without a prescription to improve attention function, ADHD symptoms and quality of life in adults 18 years of age and older with primarily inattentive or combined-type ADHD, under the FDA guidance entitled “Enforcement Policy for Digital Health Devices for Treating Psychiatric Disorders During the Coronavirus Disease 2019 Public Health Emergency” (the “COVID-19 Guidance”). The COVID-19 Guidance allows for the marketing of certain digital therapeutics without premarket clearance, de novo classification, or approval so long as certain criteria are met for the duration of the COVID-19 Guidance. The COVID-19 Guidance is expected to remain in effect until November 7, 2023. Additional FDA guidance allows for the continued distribution of devices falling under the COVID-19 Guidance without marketing authorization so long as the manufacturer has submitted a marketing submission to FDA, the submission has been accepted by FDA prior to November 7, 2023 and FDA has not taken a final action on the marketing submission. While we plan to submit our adult clinical trial data to FDA in the second half of 2023 to pursue marketing authorization from FDA for EndeavorOTC as an over-the-counter treatment for adults with ADHD, we have not yet received regulatory clearance or marketing authorization from FDA for EndeavorOTC for any indications and there is no assurance that in the future we will obtain regulatory clearance or marketing authorizations from FDA or other regulators to market and sell EndeavorOTC or any other future products in the U.S. or anywhere else in the world.

We have incurred net losses and negative operating cash flows in each year since our inception. Our net loss was $32.5 million and $44.4 million for the six months ended June 30, 2023 and 2022 respectively, and we had an accumulated deficit of $272.8 million as of June 30, 2023. Our net cash used in operating activities was $30.7 million and $41.4 million for the six months ended June 30, 2023 and 2022, respectively. Substantially all of our operating losses and negative operating cash flows have resulted from costs incurred in connection with developing our technology, research and development efforts, advancing our research stage and clinical programs, building our clinical operations group, facilities costs, depreciation and amortization and general and administrative expenses. Our current efforts are primarily focused on obtaining regulatory clearance and commercializing EndeavorOTC in adults with ADHD, commercializing EndeavorRx in children ages 8-12 with ADHD and obtaining an expanded label for EndeavorRx in adolescents ages 13-17 with ADHD. Further development of Akili’s programs outside of the ADHD space will be contingent upon capital raising and supportive business development activities. As a result, we expect to incur significant marketing-related expenses as we launch and commercialize EndeavorOTC. We will also continue to incur costs associated with operating as a public company. As a result, we expect to continue to incur significant operating and negative operating cash flows losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with developing and commercializing new technologies, such as EndeavorOTC and EndeavorRx, our digital therapeutics products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

The failure of our digital therapeutics to achieve and maintain market acceptance and adoption by patients and physicians could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our current business strategy is highly dependent on our digital therapeutics, following marketing authorization, achieving and maintaining broad market acceptance by patients and physicians. Market acceptance and adoption of our digital therapeutics depends on educating people with cognitive impairments, as well as self-insured employers, commercial and government payers, health plans and physicians and other government entities, as to the distinct features, therapeutic benefits, cost savings, and other advantages of our digital therapeutics as compared to competitive products or other currently available methodologies. If we are not successful in demonstrating to existing or potential patients and prescribers the benefits of our products, or if we are not able to achieve the support of patients, healthcare providers and payers for our products, we may not achieve sales in line with our forecasts.

Achieving and maintaining market acceptance of our products could be negatively impacted by many factors, including:

•
the failure of EndeavorRx or EndeavorOTC to achieve wide acceptance among patients, self-insured employers, commercial and government payers, health plans, physicians and other government entities, and key opinion leaders in the treatment community;
•
lack of additional evidence of peer-reviewed publication of clinical or real world evidence supporting the effectiveness, safety, cost-savings or other advantages of our products over competitive products or other currently available methodologies;
•
perceived risks associated with the use of our digital therapeutics or similar products or technologies generally;
•
our ability to maintain the FDA marketing authorization and other marketing authorizations for EndeavorRx;
•
our ability to obtain and maintain marketing authorizations for EndeavorRx and for EndeavorOTC, including through label expansion;
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

There is no assurance that we will obtain or maintain adequate coverage and reimbursement for EndeavorRx, EndeavorOTC, if granted marketing authorization, or for any of our future product candidates, if granted marketing authorization, or that healthcare insurers will agree to reimburse purchases of our products in the future.

We depend upon revenue from sales of our products, and in turn on reimbursement from third-party payers. The reimbursement by third-party payers for our product and the amount that we may receive in payment for our products may be materially and adversely affected by factors we do not control, including federal or state regulatory or legislative changes, and cost-containment decisions and changes in reimbursement schedules of third-party payers. Lack of reimbursement or any reduction or elimination of these payments could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

The market for digital therapeutics is new, rapidly evolving, and increasingly competitive, the healthcare industry in the U.S. is undergoing significant structural change, and the demand for digital therapeutics in markets outside of the U.S. is uncertain, which makes it difficult to forecast demand for our products. As a result, all prospective financial information included herein are subject to change.

The market for our EndeavorRx and EndeavorOTC products is new and rapidly evolving, and it is uncertain whether it will achieve and sustain high levels of demand and market adoption. Our future financial performance will depend on growth in this market and on our ability to adapt to emerging demands of our customers. It is difficult to predict the future growth rate and size of our target market.

The healthcare industry in the U.S. is undergoing significant structural change and is rapidly evolving. We believe demand for our products has been driven in large part by rapidly growing costs in the traditional healthcare system, the movement toward patient-centricity and personalized healthcare, and advances in technology. Widespread acceptance of personalized healthcare is critical to our future growth and success. A reduction in the growth of personalized healthcare could reduce the demand for our products and result in a lower revenue growth rate or decreased revenue.

If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer.

The market opportunities and revenue potential of EndeavorRx and EndeavorOTC and any potential expanded market for EndeavorRx and EndeavorOTC across additional age ranges in ADHD have not been established with precision. We have estimated the sizes and revenue potential of the market opportunities for EndeavorRx, our FDA-cleared product, and for EndeavorOTC, and these market opportunities may be smaller than we estimate.

The precise incidence and prevalence for ADHD are unknown. Our projections of both the number of people who have this disorder, as well as the people with ADHD who have the potential to benefit from treatment with EndeavorRx or EndeavorOTC, are based on estimates, which are inherently uncertain. The potential revenue opportunity in ADHD for EndeavorRx and EndeavorOTC will ultimately depend upon, among other things, feedback from our market testing efforts including various pricing and distribution strategies, the regulatory and commercial strategy, the diagnosis criteria included in the final label for our current and future products for sale for this indication, acceptance by the patients and the medical community, patient access, pricing, and reimbursement. The number of patients in our targeted commercial markets and elsewhere may turn out to be lower than expected, our expected duration of therapy or treatment may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our cleared product, our over-the-counter product or any other future product candidates, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our revenue potential, results of operations and our business. If we are not successful in demonstrating the benefits of our products or do not achieve the support of these customer groups, our sales may decline, or we may fail to increase our revenue. In addition, our revenue estimates for EndeavorRx and EndeavorOTC across ADHD expected in the next four to six years (2027-2029) may be lower than expected and are based on our assumptions, including the successful regulatory approvals of products enabling us to cover the entire ADHD population in the United States, which may prove to be incorrect.

Our development programs represent novel and innovative potential therapeutic areas, and negative perception of any product or product candidate that we develop could adversely affect our ability to conduct our business, obtain marketing authorizations or identify alternate regulatory pathways to market for such product candidate.

Our EndeavorRx and EndeavorOTC products are considered relatively new and novel therapeutic approaches. Our success will depend upon healthcare providers who specialize in the treatment of diseases targeted by our products prescribing potential treatments that involve the use of our products in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. Access will also depend on consumer acceptance and adoption of products that are commercialized. In addition, responses by the U.S., state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any of our products or product candidates, obtain or maintain marketing authorization, identify alternate regulatory pathways to market or otherwise achieve profitability.

For example, in the U.S., EndeavorRx is the first and only video game-based prescription digital therapeutic that has been granted marketing authorization by the FDA for children ages 8-12 years old with primarily inattentive or combined-type ADHD who have a demonstrated attention issue. We have developed a therapeutic technology for the treatment of attention-related cognitive impairments associated with ADHD and the potential treatment of ASD, Covid fog, MS, MDD and acute cognitive dysfunction. The FDA or other regulatory authorities may lack experience in evaluating the safety and efficacy of products or product candidates based on such technology, which could result in a longer than expected regulatory review process, increase expected development costs and delay or prevent potential commercialization of products or product candidates.

Negative publicity concerning our products or the digital therapeutics market as a whole could limit market acceptance of our products. If patients and healthcare providers have a negative perception of digital therapeutics, then a market for our products may not develop at all, or it may develop more slowly than we expect. Our success will depend to a substantial extent on the willingness of healthcare providers to prescribe our products, the extent to which coverage and adequate reimbursement for our products and related treatments will be available from government health administration authorities, private health insurers and other organizations and our ability to demonstrate the value of our products to existing and potential patients and prescribers. Similarly, negative publicity regarding patient confidentiality and privacy in the context of technology-enabled healthcare or concerns experienced by our competitors could limit market acceptance of digital therapeutics.

Clinical trials conducted by us or by third parties of any of our products or product candidates may fail to produce results necessary to support marketing authorization.

We have incurred substantial expense for and devoted significant time to, and may in the future incur substantial additional expense for and devote significant additional time to, clinical trials but cannot be certain that the trials will ever result in commercial gains. We may experience significant setbacks in clinical trials, even after earlier clinical trials showed promising results, and failure can occur at any time during the clinical development process. Any of our products or product candidates may malfunction or may produce undesirable adverse effects that could cause us, institutional review boards (“IRBs”) or regulatory authorities to interrupt, delay or halt clinical trials. We, IRBs, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time to avoid exposing trial participants to unacceptable health risks. Clinical trials conducted by us or by third parties of any of our products or product candidates may produce negative or inconclusive results or may demonstrate a lack of effect of our products or product candidates. Additionally, the FDA or other regulatory authorities may disagree with our interpretation of the data from our pilot studies and clinical trials, or may find the clinical trial design, conduct or results inadequate to demonstrate safety or effectiveness, and may require us to pursue additional clinical trials, which could further delay the clearance, authorization or approval of our products or product candidates. If we are unable to demonstrate the safety and effectiveness of our products or product candidates in clinical trials, we will be unable to obtain and maintain the marketing authorizations we need to commercialize our products.

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

We currently have one prescription-only product, EndeavorRx, that has been granted marketing authorization in the U.S. and the European Economic Area, one over-the-counter product, EndeavorOTC, that has not yet received regulatory marketing authorizations from FDA or other regulators and other product candidates outside of ADHD that are at various stages of development but for which further development will be contingent upon capital raising and supportive business development activities. As a result of our pipeline prioritization and resource allocation, we are currently focused primarily on obtaining regulatory clearance and commercializing EndeavorOTC in adults with ADHD, commercializing EndeavorRx in children ages 8-12 with ADHD and obtaining an expanded label for EndeavorRx in adolescents ages 13-17 with ADHD. There can be no assurance that we have prioritized optimally or that we will be successful in the programs we choose to advance.

Due to the significant resources required for the advancement of our development programs, we must decide which products, product candidates and indications to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial products and may divert resources away from better opportunities. If we make incorrect determinations regarding the viability or market potential of any of our product candidates or misread trends in the healthcare and biotechnology industry, in particular for ADHD and other diseases or disorders resulting in cognitive impairment, our business, financial condition, and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other development programs that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to our product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

We are party to and may, in the future, enter collaborations, in-licensing arrangements, joint ventures, or strategic alliances with third parties that may not result in the development of commercially viable products or the generation of significant or any future revenues.

In the ordinary course of our business, we have and may continue to enter into collaborations, in-licensing arrangements, joint ventures, or strategic alliances to develop and/or commercialize digital therapeutics and/or to pursue new markets. Proposing, negotiating, and implementing collaborations, in-licensing arrangements, joint ventures, and strategic alliances is often a lengthy and complex process. These transactions may entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage any such transaction or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected transaction, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, and difficulty and cost in facilitating the transaction or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers or customers. Other companies, including those with substantially greater financial, marketing, sales, technology or other business resources, may compete with us for these opportunities or arrangements. We may not identify, secure or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms, or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products.

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

If patients, physicians or users are not willing to change current practices to adopt EndeavorOTC and/or EndeavorRx, or if EndeavorOTC and/or EndeavorRx fail to gain increased market acceptance, our ability to execute our strategy will be impaired, and our business, prospects, results of operations and financial condition could be materially adversely affected.

Our strategy to grow our revenue is to focus our efforts primarily on obtaining regulatory clearance and commercializing EndeavorOTC in adults with ADHD, commercializing EndeavorRx in children ages 8-12 with ADHD and obtaining an expanded label for EndeavorRx in adolescents ages 13-17 with ADHD. If we are not successful in demonstrating the benefits of our products or do not achieve the support of patients and the medical community, our sales may decline, or we may fail to increase our revenue. Patients or the medical community may choose not to adopt our digital therapeutic products for a number of reasons, including:

•
lack of comfort with video-game based products;

•
lack of comfort with EndeavorOTC video game or user interface;
•
unwillingness or inability to pay for EndeavorOTC;
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

In addition, patients may not be able to adopt or may choose not to adopt our digital therapeutic if, among other potential reasons, they are worried about potential adverse effects of use of our digital therapeutic or they are unable to obtain adequate third-party coverage or reimbursement. If additional primary care physicians or other medical professionals do not appreciate and recommend the benefits of our digital therapeutics for any reason, or users choose not to adopt EndeavorOTC or patients choose not to adopt EndeavorRx, our ability to execute our strategy will be impaired, and our business, prospects, results of operations and financial condition could be materially adversely affected.

We face competition, and new products may emerge that provide different or better alternatives for treatment of the conditions that EndeavorRx, EndeavorOTC, if granted marketing authorization, or our future products, if granted marketing authorization, are authorized to treat. Many of our current and future competitors have or will have significantly more resources than us.

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

The introduction by competitors of products that are or claim to be superior to our products may create market confusion, which may make it difficult for potential customers to differentiate the benefits of our products over competitive products. In addition, the entry of new digital therapeutics to the market which treat the same or similar chronic conditions as our products may lead some of our competitors to employ pricing strategies that could materially and adversely affect the pricing of our products. If a competitor develops a product that competes with or is perceived to be superior to our products, or if a competitor employs strategies that place downward pressure on pricing within our industry, our sales may decline significantly or may not increase in line with our forecasts, either of which would materially and adversely affect our business, financial condition and results of operations.

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

Our ability to compete effectively depends on our ability to distinguish our company and our solutions from our competitors and their products.

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

We believe our corporate culture has been a critical contributor to our success and our ability to attract highly skilled personnel. If we do not continue to develop our corporate culture or maintain and preserve our core values as we evolve in the U.S. and internationally, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our business strategy. Moreover, liquidity available to our employee equity holders could lead to disparities of wealth among our employees, which could adversely impact relations among employees and our culture in general. Changes in our headcount and our status as a public company may result in a change to our corporate culture, which could harm our business.

We have experienced rapid growth since inception which may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to manage our growth effectively.

Since EndeavorRx was granted marketing authorization and classified as a Class II medical device by the FDA in June 2020 and we became a public company in August 2022, we have experienced operational growth. For example, our full-time employee headcount has grown from 64 employees as of December 31, 2020 to 111 full-time employees as of June 30, 2023. If our headcount were to grow similarly in the future, we would need to continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train additional qualified personnel and may need to expand our facilities. Due to our limited financial resources and the limited experience of our management team in managing a company with this level of growth, we may not be able to effectively manage any potential expansion of our operations or recruit and train additional qualified personnel. An expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage potential growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.

The growth and expansion of our business creates significant challenges for our management, operational and financial resources. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems and our internal controls and procedures may not be adequate to support our operations. To effectively manage any potential growth, we must continue to improve our operational, financial and management processes and systems and to effectively expand, train and manage our employee base. If our organization were to grow in the future, we would be required to implement more complex organizational management structures, and we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.

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

Any failure to offer high-quality patient or user support may adversely affect our relationships with our existing and prospective patients and users of our products, and in turn our business, results of operations and financial condition.

In implementing and using our products, our patients and users will depend on our support to resolve issues in a timely manner. We may be unable to respond quickly enough to accommodate short-term increases in demand for support. Increased demand for support could increase costs and adversely affect our results of operations and financial condition. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could adversely affect patient and user satisfaction or the willingness of physicians to prescribe our prescription-only product or recommend our over-the-counter product, or any such future products, and in turn our business, results of operations, and financial condition.

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

Risks Relating to our Products and Product Candidates

Even though we have received marketing authorizations in the U.S. and European Economic Area for EndeavorRx and may receive U.S. and foreign marketing authorizations for other products or product candidates in the future, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expenses.

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

Our current products and product candidates are in various stages of development. Our products or product candidates may fail in development or suffer delays that adversely affect their commercial viability. If we fail to maintain clearance, de novo classification or approval to market our products and product candidates, including AKL-T01 for expanded indications, or if we are delayed in obtaining such marketing authorizations, our business, prospects, results of operations and financial condition could be materially and adversely affected.

The process of seeking FDA marketing authorization is expensive and time consuming. There can be no assurance that marketing authorization will be granted. If we are not successful in obtaining timely clearance, de novo classification or approval of our product candidates, we may never be able to generate significant revenue and may be forced to cease operations. Although our current efforts are primarily focused on obtaining regulatory clearance and commercializing EndeavorOTC in adults with ADHD, commercializing EndeavorRx in children ages 8-12 with ADHD and obtaining an expanded label for EndeavorRx in adolescents ages 13-17 with ADHD, we have in the past and may in the future resume development of our programs outside of ADHD. Further development of and such programs will be contingent upon capital raising and supportive business development activities. The FDA can delay, limit or deny marketing authorizations for many reasons, including:

•
we may not be able to demonstrate to the FDA’s satisfaction that our products or product candidates meet the applicable regulatory standards for clearance, de novo classification, or approval, as applicable;
•
the FDA may disagree that our clinical data supports the label and use that we are seeking; and
•
the FDA may disagree that the data from our preclinical or pilot studies and clinical trials is sufficient to support marketing authorization.

Obtaining marketing authorization from the FDA or any foreign regulatory authority could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA could ask us to supplement our submissions, collect additional nonclinical data, conduct additional clinical trials, prepare additional manufacturing data or information or engage in other time-consuming actions, or it could simply deny our requests. In addition, if granted marketing authorization, we will be required to obtain additional FDA approvals or clearances prior to making certain modifications to our devices. Further, FDA may impose other restrictions on our marketing authorizations, or we may lose marketing authorization, if post-market data demonstrates safety issues or lack of efficacy. If we are unable to obtain and maintain the necessary marketing authorizations to market our products, our financial condition may be adversely affected, and our ability to grow domestically and internationally would likely be limited. Additionally, even if granted marketing authorization, our products, including EndeavorRx and EndeavorOTC, may not receive marketing authorization for the indications that are necessary or desirable for successful commercialization or profitability. This could have a material adverse effect on our business, prospects, results of operations and financial condition.

EndeavorOTC is currently available via the Apple App Store and EndeavorRx is currently available via the Apple App Store® and on Google PlayTM, and each of our products is supported by third-party infrastructure. If our ability to access these markets or access necessary third-party infrastructure was stopped or otherwise restricted or limited, it could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our EndeavorOTC product is currently available via the Apple App Store, and our EndeavorRx product is exclusively accessed through and depend on the Apple App Store and the Google Play Store. Both Apple and Google have broad discretion to make changes to their operating systems or payment services or change the manner in which their mobile operating systems function and their respective terms and conditions applicable to the distribution of our digital therapeutics, and to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our products, our ability to distribute our products through their stores, our ability to update our products, including to make bug fixes or other feature updates or upgrades, the features we provide, the manner in which we market our products and our ability to access native functionality or other aspects of mobile devices. To the extent either or both of them do so, our business, prospects, results of operations and financial condition could be materially and adversely affected.

There is no guarantee that the third-party infrastructure that currently supports our digital therapeutics will continue to support them or, if it does not, that other alternatives will be available or that they will be available on terms that are commercially acceptable to us. We will continue to be dependent on third-party mobile operating systems, technologies, networks and standards that we do not control, such as the Android and iOS operating systems, and any changes, bugs, technical or regulatory issues in such systems, our current relationships with carriers or future relationships with mobile manufacturers, or in their terms of service or policies that degrade our digital therapeutics’ functionality, reduce or eliminate our ability to distribute our digital therapeutics, limit our ability to deliver high quality digital therapeutics, or impose fees or other charges related to delivering our offerings, could adversely affect our product usage and revenue.

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

If we are not able to develop and release new products, or successful enhancements, new features, and modifications to EndeavorRx, EndeavorOTC or any future products, our business, prospects, results of operations and financial condition could be materially and adversely affected.

We expect that the digital therapeutics market, as with many technology markets, will be characterized by rapid technological change, frequent new product and service introductions and enhancements, changing customer demands, and evolving industry standards. As an initial matter, a significant portion of our market may not have access to smartphones or other technology necessary to utilize our digital therapeutics. In addition, the introduction of products and services embodying new technologies could quickly make existing products and services obsolete and unmarketable. Additionally, changes in laws and regulations could impact the usefulness of our products and could necessitate changes or modifications to our products to accommodate such changes. We invest substantial resources in researching and developing new products and enhancing our existing products by incorporating additional features, improving functionality, and adding other improvements to meet our patients’ and users’ evolving needs. The success of any enhancements or improvements to our products or any new products depends on several factors, including regulatory review timelines, timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies in our products and third-party collaborators’ technologies and overall market acceptance. We may not succeed in developing, marketing and delivering on a timely and cost-effective basis enhancements or improvements to our products or any new products that respond to continued changes in market demands or new customer requirements, and any enhancements or improvements to our products or any new products may not achieve market acceptance. Since developing our products is complex, the timetable for the release of new products and enhancements to existing products is difficult to predict, and we may not offer new products and updates as rapidly as our patients and users require or expect. Any new products that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate significant or any revenue.

The introduction of new products and products by competitors, the development of entirely new technologies to replace existing offerings or shifts in healthcare benefits trends could make our products obsolete or materially and adversely affect our business, financial condition and results of operations. We may experience difficulties with software development, industry standards, design or marketing that could delay or prevent our development, introduction or implementation of new products, enhancements, additional features or capabilities. If users, patients and healthcare providers do not widely adopt our products, we may not be able to realize a return on our investment. If we do not accurately anticipate user demand and patient demand or we are unable to develop, license or acquire new features and capabilities on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, it could result in adverse publicity, loss of revenue or market acceptance or claims by users, patients or healthcare providers brought against us, each of which could have a material adverse effect on our reputation, business, prospects, results of operations and financial condition.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our patients, users or business or prevent us from accessing critical information and expose us to liability, which could have a material adverse effect on our reputation, business, prospects, results of operations and financial condition.

In the ordinary course of our business, we access, generate, process, and store sensitive data, including research data, clinical trial data, real-world data, patient data, user data, intellectual property and proprietary business information owned or controlled by ourselves or our employees, partners and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems and cloud-based data centers and third party services. We utilize third party vendors to manage parts of our code, infrastructure, application and services. These applications and data encompass a wide variety of business-critical information, including confidential, sensitive or personal information regarding our users, patients, clinical trial subjects, vendors, customers, employees and others, as well as research and development information, commercial information, and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, accidental exposure, unauthorized access, inappropriate modification, and the risk of our being unable to adequately monitor, audit and modify our controls over our critical information. This risk extends to the third party vendors and subcontractors we use to manage this sensitive data or otherwise process on our behalf. Further, to the extent our employees are working remotely whether at home or elsewhere, additional risks may arise. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take reasonable measures to protect sensitive data from unauthorized access, use or disclosure, no security measures can be perfect and our third-party vendors’ and subcontractors’ information technology and infrastructure may be vulnerable to attacks by hackers or infections by viruses or other malware or breached due to erroneous actions or inactions by our employees or contractors, malfeasance or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our systems and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, breach, or other loss of information could result in legal claims or proceedings. Unauthorized access, loss or dissemination could also disrupt our operations, result in a material disruption of our development programs and damage our reputation, any of which could adversely affect our business. For example, the loss, corruption, unavailability of, or damage to our computational models would interfere with and undermine the insights we draw from our platform, which could result in the waste of resources on insights based on flawed premises. In addition, the loss or corruption of, or other damage to, clinical trial data from ongoing or future clinical trials could result in delays in our efforts to obtain marketing authorizations and significantly increase our costs to recover or reproduce the data.

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

We currently rely on a single third party digital pharmacy for the fulfillment of prescriptions for EndeavorRx. This reliance on a single third party increases the risk that we could have a disruption in the fulfillment of prescriptions for EndeavorRx, which could have a material and adverse effect on our reputation, business, results of operations and financial condition.

We rely, and may continue to rely, on a single third party, Phil, for the fulfillment of prescriptions for EndeavorRx through a pharmacy services agreement. This reliance on a single third party increases the risk that we could have a disruption in the fulfillment of prescriptions for EndeavorRx which could delay, prevent or impair the distribution and sale of EndeavorRx.

Pharmacies are subject to state and federal laws and regulations. We do not control the standards and processes of, and will be completely dependent on, our digital pharmacy for compliance with federal and state law and regulations. If our digital pharmacy fails to maintain regulatory compliance, we may need to find alternative pharmacies with the capability to fulfill prescriptions for prescription digital therapeutics (PDTs). In addition, we have no control over the ability of our digital pharmacy to maintain adequate quality control, quality assurance and qualified personnel. If a regulatory authority finds deficiencies with or withdraws required pharmacy licenses in the future, we may need to find alternative pharmacies with the capability to fulfill prescriptions for PDTs, which would significantly impact our ability to fulfill, distribute and sell EndeavorRx. We may be unable to establish any agreements with other digital pharmacies or to do so on acceptable terms. Even if we are able to establish agreements with digital pharmacies, reliance on a single digital pharmacy entails additional risks, including:

•
the possible breach of the agreement by the third party; and
•
the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

There are a limited number of digital pharmacies that have the capability to distribute PDTs and that might be capable of fulfilling prescriptions for EndeavorRx for us.

Any performance failure on the part of our existing or future third-party pharmacies could disrupt the distribution and sale of EndeavorRx. If our current digital pharmacy cannot perform as agreed, we may be required to replace such digital pharmacy. We may incur added costs and delays in identifying and qualifying any such replacement. If the agreement with this third party pharmacy is terminated, if the third party pharmacy is unable to perform in accordance with the terms of the agreement, or if the services of the third party pharmacy are terminated for any reason, it could have a material adverse effect on our business, prospects, results of operations and financial condition.

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
•
we could be sued and held liable for harm caused to users or patients; and
•
our reputation may suffer.

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

Although our products, if granted marketing authorization, are marketed for the specific therapeutic uses for which the devices were designed and our personnel will be trained to not promote our products for uses outside of the FDA-authorized indications for use, known as “off-label uses,” we cannot, however, prevent a physician from using our products in ways, when in the physician’s independent professional medical judgment, he or she deems it appropriate. There may be increased risk of injury to users or patients if primary care physicians attempt to use our products off-label. Furthermore, the use of our products for off-label uses may not effectively treat such conditions, which could harm our reputation in the marketplace among primary care physicians, patients and users.

If following authorization of any other products or product candidates we may commercialize, or with respect to EndeavorRx or EndeavorOTC, the FDA or any foreign regulatory body determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance or imposition of an untitled letter or warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authority, such as false claims laws for any products for which we obtain government reimbursement, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations.

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

Our business exposes us to potential product liability claims that are inherent in the design, manufacture, testing and sale of medical devices. We could become the subject of product liability lawsuits alleging that component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition, injury or death to patients or users. In addition, the misuse of our products, or the failure of patients or users to adhere to operating guidelines, could cause significant harm to patients or users which could result in product liability claims. Product liability lawsuits and claims, safety alerts or product recalls, with or without merit, could cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business, harm our reputation and materially and adversely affect our ability to attract and retain patients or users, any of which could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Under the FDA’s medical device reporting regulations, we are required to report to the FDA when information from any source suggests that any of our products may have caused or contributed to a death or serious injury or that any of our products has malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. If we fail to report these events to the FDA within the required timeframes, or at all, the FDA could take enforcement action against us.

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

Our digital therapeutics are novel and represent a new category of therapeutics for which the regulatory framework continues to evolve. Our ability to develop and introduce new products will depend, in part, on our ability to comply with these complex requirements, which include regulations related to product design, development and manufacturing; testing, labeling, content and language of instructions for use; clinical trials; product safety; premarket clearance, de novo classification, and approval; establishment registration and device listing; and marketing, sales and distribution. If, however, the regulatory framework for digital health products simplifies and the requirements that we and others are required to comply with are lowered, it could result in the increased competition and the introduction by competitors of products that are or claim to be superior to our products. For example, the FDA issued a guidance entitled: “Enforcement Policy for Digital Health Devices For Treating Psychiatric Disorders During the Coronavirus Disease 2019 (COVID-19) Public Health Emergency” (the “COVID-19 Digital Health Enforcement Policy”) which allows for the marketing of certain digital therapeutics without premarket clearance, de novo classification, or approval so long as certain criteria are met for the duration of the COVID-19 pandemic. The guidance is expected to remain in effect until November 7, 2023, at which time, manufacturers marketing devices pursuant to the guidance will no longer be able to take advantage of the enforcement policy described in the guidance. Nonetheless, FDA has set forth an enforcement policy to allow for the continued distribution of devices falling under the guidance without marketing authorization so long as the manufacturer has submitted a marketing submission to the FDA, the submission has been accepted by the FDA prior to November 7, 2023 and FDA has not taken a final action on the marketing submission. While we plan to submit our adult clinical trial data to FDA in the second half of 2023 to pursue marketing authorization from FDA for EndeavorOTC as an over-the-counter treatment for adults with ADHD, we have not yet received regulatory clearance or marketing authorization from FDA for EndeavorOTC for any indications and there is no assurance that in the future we will obtain regulatory clearance or marketing authorizations from FDA or other regulators to market and sell EndeavorOTC or any other future products in the U.S. or anywhere else in the world. Additionally, competitors using our products as predicates for 510(k)s may successfully argue that they should be required to submit substantially less data to support clearance of their product than was required for our products based on FDA’s growing familiarity with the technology. As a result, we are subject to risks related to the developing regulatory landscape applicable to our digital therapeutics that could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Obtaining and maintaining marketing authorization of our products or product candidates in one jurisdiction does not mean that we will be successful in obtaining marketing authorization of our products or product candidates in other jurisdictions.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the U.S. have requirements for marketing authorization of products or product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign marketing authorizations and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing authorizations, our target market will be reduced and our ability to realize the full market potential of our products or product candidates will be harmed.

Obtaining and maintaining marketing authorization of our products or product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain marketing authorization in any other jurisdiction, while a failure or delay in obtaining marketing authorization in one jurisdiction may have a negative effect on the marketing authorization process in others. For example, even if the FDA grants marketing authorization of a product or product candidate, comparable regulatory authorities in foreign jurisdictions must also grant marketing authorization for the manufacturing, marketing and promotion of the product or product candidate in those countries. Marketing authorization procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional nonclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In short, the foreign marketing authorization process involves all of the risks associated with FDA marketing authorization. In many jurisdictions outside the U.S., a product or product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we may intend to charge for our products will also be subject to approval.

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

The insurance coverage and reimbursement status of products that recently obtained marketing authorization or may in the future obtain marketing authorization is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for EndeavorRx or any other of our product candidates, if granted marketing authorization, could limit our ability to market those products and materially and adversely affect our ability to generate revenue.

In the U.S., patients generally rely on third-party payers to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payers is critical to the ability of patients to afford treatments and new product acceptance. Our ability to successfully commercialize EndeavorRx and any future products will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payers, such as private health insurers and health maintenance organizations, decide which medications and therapies they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payers is essential for most patients to be able to afford treatments. Sales of products, and of product candidates that we may identify, will depend substantially on the extent to which the costs to users of such products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payers. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our products. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to achieve profitability. For more information, see “Business – Government Regulation – Coverage and Reimbursement” in our most recent Annual Report on Form 10-K.

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

In the U.S. and in certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably, such as the ACA. For more information, see “Business – Government Regulation – Healthcare Reform” in our most recent Annual Report on Form 10-K.

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

Further, our patients and users may expect us to comply with more stringent privacy and data security requirements than those imposed by laws, regulations or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data. If we, or any third parties we or our partners use to process PII on our behalf, are unable to properly protect the privacy and security of personal information, including protected health information, we and they could be found to have breached our and their contracts with certain third parties.

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

We provide patient and user services using text and voice calls to communicate with healthcare providers, patients, users and prospective patients, and we are subject to various marketing and advertising laws including the Telephone Consumer Protection Act (the “TCPA”). If we fail to comply with applicable laws, including the TCPA, we may be subject to significant liabilities.

Our patient service center uses short message service (“SMS”) text messages and telephone calls to communicate with healthcare providers, patients and prospective patients. We also may use SMS, text messages and telephone calls for marketing purposes with the recipient’s advance consent. The actual or perceived improper sending of text messages or the making of telephone calls may subject us to potential risks, including liabilities or claims relating to consumer protection laws. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct SMS texting programs or make unwanted telephone calls, with many resulting in multi-million-dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time-consuming to defend. For example, the Telephone Consumer Protections Act of 1991, the TCPA, is a federal statute that protects consumers from unwanted telephone calls, faxes, and text messages, and restricts telemarketing and the use of automated SMS text messages without proper consent. Additionally, state regulators may determine that telephone calls to our patients or users are subject to state telemarketing regulations. Federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain, or our SMS texting practices are not adequate or violate applicable law. This may in the future result in civil claims against us. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations, we could face direct liability, could be required to change some portions of our business model, could face negative publicity, and our business, prospects, results of operations and financial condition could be materially and adversely affected. Even an unsuccessful challenge of our SMS texting or telephone calling practices by our customers, regulatory authorities, or other third parties could result in negative publicity and could require a costly response from and defense by us.

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

We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, vendors and other agents may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or disclosure of unauthorized activities to us that violates applicable regulations, including those laws requiring the reporting of true, complete and accurate information to regulatory agencies, manufacturing standards and U.S. federal and state healthcare laws and regulations. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. We could face liability under the U.S. federal Anti-Kickback Statute and similar U.S. state laws. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, referrals, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in significant regulatory sanctions and serious harm to our reputation. Further, should violations include promotion of unapproved (off-label) uses of one or more of our products, we could face significant regulatory sanctions for unlawful promotion, as well as substantial penalties under applicable federal or state laws. Similar concerns could exist in jurisdictions outside of the U.S. as well. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. For more information, see “Business – Government Regulation – Health Care Laws and Regulations” in our most recent Annual Report on Form 10-K.

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

Our commercial success will depend in part on our ability to obtain, maintain, protect and enforce our proprietary and intellectual property rights in the U.S. and other countries for our products and product candidates, and our core technologies, including EndeavorRx, EndeavorOTC, preclinical and clinical assets, methods of use patents and related know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the U.S. and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. However, the patent process is expensive, time consuming and complex, and we may not be able to apply for patents on certain aspects of our technology and products in a timely fashion, at a reasonable cost, in all jurisdictions or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition. In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain, enforce and defend the patents, covering technology that we may exclusively license from third parties. Further, we can provide no assurance that any of our current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. In addition, we also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position that we seek to protect, in part, through confidentiality agreements with employees, consultants and others. We cannot assure you, however, that our proprietary information will not be shared or accessed without authorization, that our confidentiality agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors. Further, if any collaboration partner or licensor is unable to obtain or maintain patent or trade secret protection with respect to product candidates that we or they currently are or may in the future develop, or if the scope of the protection secured is not sufficiently broad, third parties could develop and commercialize products similar or identical to ours and our ability to commercialize any product candidates we may develop may be adversely affected. Our inability to maintain and protect our proprietary information and trade secrets could have a material adverse effect on our business, prospects, results of operations and financial conditions.

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

We have consumed substantial amounts of capital to date, and we expect to incur net losses over the next several years as we continue to develop our business, direct market our products and make investments in our human capital in order to scale up our business. While further development of Akili’s programs outside of the ADHD space will be contingent upon capital raising and supportive business development activities, we expect to continue to spend substantial amounts to obtain regulatory approval and commercialize EndeavorOTC in adults with ADHD, commercialize EndeavorRx in children ages 8-12 with ADHD and in broader age ranges should our label expansion be approved by FDA. This spending will also include substantial amounts as we seek to achieve and maintain market acceptance by physicians, healthcare providers, patients and users, expand our marketing channels and operations, enhance our products, and make the necessary investments in human capital to scale our business. Other unanticipated costs may arise in the course of these efforts. If we are able to gain marketing authorization for EndeavorOTC or for other products or product candidates, we will require significant additional amounts of funding in order to continue to commercialize EndeavorOTC or any other such additional products or product candidates. We cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product or product candidate we develop and may need substantial additional funding to complete the development and commercialization of our existing and any future products or product candidates. Our future need for additional funding depends on many factors, including:

•
the scope, progress, results and costs of researching and developing our current product candidates, as well as other additional product candidates we may develop and pursue in the future;
•
the timing of, and the costs involved in, obtaining marketing authorization for EndeavorOTC, and for any other additional product candidates we may develop and pursue in the future;
•
the number of future product candidates that we may pursue and their development requirements;
•
the costs of commercialization activities for EndeavorOTC, EndeavorRx and for our product candidates, including the costs and timing of establishing product sales, marketing, and distribution capabilities;
•
revenue received from commercial sales of Endeavor OTC, EndeavorRx and, subject to receipt of authorization, revenue, if any, received from commercial sales of our product candidates;
•
the extent to which we in-license or acquire rights to other products, product candidates or technologies;
•
our investment in our human capital required to grow the business and any associated costs we may incur if we decide to expand our research and development or further build out a commercial infrastructure;
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
•
our ability to obtain and maintain marketing authorization for our products, product candidates and the timing and scope of any such marketing authorizations we may receive;
•
the timing and cost of, and level of investment in, research and development activities relating to our products or product candidates, which may change from time to time;
•
our ability to attract, hire and retain qualified personnel;
•
expenditures that we will or may incur to develop additional product candidates;
•
the level of demand for EndeavorRx and for EndeavorOTC and our other product candidates should such products or product candidates receive marketing authorizations, which may vary significantly;
•
the risk/benefit profile, cost and reimbursement policies with respect to EndeavorRx and our other products or product candidates, if granted marketing authorization, and existing and potential future therapeutics that compete with our products or product candidates;
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

The price of our common stock may fluctuate due to a variety of factors, including, without limitation:

•
changes in the industries in which we and our customers operate;
•
developments involving our competitors;
•
developments involving our collaborators or other third parties with which we do business;
•
changes in laws and regulations affecting our business;
•
changes in our business strategy;
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

In recent months, there has been significant volatility in the market values of growth-oriented companies. Accordingly, securities of growth companies such as us may be more volatile than other securities and may involve special risks.

In recent months, there has been significant volatility in the market values of growth-oriented companies like us, likely due to, among other factors, inflationary pressures, increases in interest rates and other adverse economic and market events. As a result, shares of our common stock are subject to potential downward pressures.

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
10.1

Letter Agreement, dated as of April 14, 2023, by and among First-Citizens Bank & Trust Company, SVB Innovation Credit Fund VIII, L.P., Akili Interactive Labs, Inc. and Akili, Inc. (incorporated by reference to Exhibit 10.1 to Akili, Inc.’s Form 10-Q filed on May 12, 2023)

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

Akili, Inc.

Date: August 10, 2023	By:	/s/ W. Edward Martucci II, Ph.D.
	Name:	W. Edward Martucci II, Ph.D.
	Title:	Chief Executive Officer
(Principal Executive Officer)

Akili, Inc.

Date: August 10, 2023	By:	/s/ Santosh Shanbhag
	Name:	Santosh Shanbhag
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)