Form 10-Q
period 2023-09-30
Akili, Inc.
filed 2023-11-09
CIK 1850266

tROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 2, 2023, the registrant had 78,309,752 shares of common stock, $0.0001 par value per share, outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains statements that are forward-looking. All statements other than statements of historical facts are forward-looking statements. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for our future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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
•
our ability to successfully manage and execute on our strategic plan to transition from a prescription to a non-prescription model;
•
our ability to successfully manage and execute on our strategy to obtain regulatory approval and commercialize EndeavorOTC in adults and adolescents with ADHD;
•
our ability to achieve and maintain market acceptance and adoption of EndeavorRx, EndeavorOTC and any other future digital therapeutics by users;
•
our ability to accurately forecast demand for EndeavorRx, EndeavorOTC and any other future products;
•
our ability to obtain or maintain access for EndeavorRx, EndeavorOTC and any other future products via the Apple Store and the Google Play Store;
•
the effect of uncertainties related to public health crises such as the COVID-19 pandemic;
•
our ability to maintain or obtain patent protection and/or the patent rights relating to EndeavorRx, EndeavorOTC and our other product candidates and our ability to prevent third parties from competing against us;
•
our ability to successfully commercialize EndeavorRx, EndeavorOTC and any other future products;
•
our ability to maintain regulatory approval for EndeavorRx in the approved indication, to obtain and maintain regulatory approval for EndeavorRx in additional indications, to convert our prescription EndeavorRx product to a non-prescription product, and to obtain and maintain regulatory approval for EndeavorOTC and any other future products or product candidates, in the U.S. and in foreign markets, and any related restrictions or limitations of an approved product or product candidate;
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

•
our ability to regain compliance with the continued listing requirements of the Nasdaq Capital Market (“Nasdaq”) and maintain the listing of our securities on Nasdaq;
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
•
The failure of our digital therapeutics to achieve and maintain market acceptance and adoption by users could have a material adverse effect on our business, prospects, results of operations and financial condition.
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
•
If we fail to maintain clearance, de novo classification or approval to market our products and product candidates, including EndeavorRx and EndeavorOTC for expanded indications, or if we are delayed in obtaining such marketing authorizations, our business, prospects, results of operations and financial condition could be materially and adversely affected.
•
EndeavorOTC and EndeavorRx are currently available via the Apple App Store® and on Google PlayTM, and each of our products is supported by third-party infrastructure. If our ability to access these markets or access necessary third-party infrastructure was stopped or otherwise restricted or limited, it could have a material adverse effect on our business, prospects, results of operations and financial condition.
•
If we are not able to develop and release new products, or successful enhancements, new features, and modifications to EndeavorOTC, EndeavorRx or any future products, our business, prospects, results of operations and financial condition could be materially and adversely affected.

•
We recently transitioned from a single third-party digital pharmacy for the fulfillment of prescriptions to an internally developed in-house distribution system for EndeavorRx. The limited experience we have with this new in-house distribution system may increase the risk that we could have a disruption in the fulfillment of prescriptions for EndeavorRx, which could have a material and adverse effect on our reputation, business, results of operations and financial condition.
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
•
If we fail to regain compliance with the continued listing requirements of Nasdaq, our common stock could be delisted from Nasdaq, which would adversely affect the liquidity of our common stock and our ability to raise additional capital or enter into strategic transactions.
•
Our common stock may be subject to price volatility, low trading volume and large spreads in bid and ask prices quoted by market makers, which could lead to significant fluctuations in the market price of our common stock. Our stockholders may not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low trading volume. If a higher volume active market in our common stock does not develop, our stockholders may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AKILI, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$73,799	$54,097
Restricted cash	305	305
Short-term investments	12,482	82,034
Accounts receivable	442	41
Prepaid expenses and other current assets	3,608	4,565
Total current assets	90,636	141,042
Property and equipment, net	644	919
Operating lease right-of-use asset	1,753	2,596
Prepaid expenses and other long-term assets	109	—
Total assets	$93,142	$144,557
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	1,217	2,681
Accrued expenses and other current liabilities	3,385	5,616
Deferred revenue	173	106
Operating lease liability	774	826
Note payable, short term	7,500	4,375
Total current liabilities	13,049	13,604
Note payable, long term	5,209	10,442
Operating lease liability, net of current portion	1,928	2,485
Corporate bond, net of bond discount	1,999	1,834
Earn-out liabilities	1,841	5,513
Other long-term liabilities	22	—
Total liabilities	24,048	33,878
Commitments and contingencies
Stockholders' equity
Common stock, $0.0001 par value: 1,000,000,000 shares authorized; 78,309,213 and 78,022,924 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	8	8
Additional paid-in capital	357,720	350,980
Accumulated deficit	(288,634)	(240,288)
Accumulated other comprehensive loss	-	(21)
Total stockholders' equity	69,094	110,679
Total liabilities and stockholders’ equity	$93,142	$144,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKILI, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$702	$82	$929	$212
Cost of revenues	280	123	567	316
Gross profit (loss)	422	(41)	362	(104)
Operating expenses:
Research and development	4,912	7,554	15,629	21,216
Selling, general and administrative	13,936	16,911	37,595	47,250
Total operating expenses	18,848	24,465	53,224	68,466
Operating loss	(18,426)	(24,506)	(52,862)	(68,570)
Other income (expense):
Other income	1,004	346	3,173	395
Interest expense	(582)	(496)	(1,839)	(866)
Change in estimated fair value of earn-out liabilities	2,128	77,892	3,182	77,892
Total other income	2,550	77,742	4,516	77,421
Income (loss) before income taxes	(15,876)	53,236	(48,346)	8,851
Income tax expense	-	-	-	-
Net income (loss)	$(15,876)	$53,236	$(48,346)	$8,851
Unrealized gain on short-term investments	$25	$14	$21	$7
Comprehensive income (loss)	$(15,851)	$53,250	$(48,325)	$8,858
Net income (loss)	$(15,876)	$53,236	$(48,346)	$8,851
Dividends on Series D convertible preferred stock	-	(1,598)	-	(7,383)
Redemption value of Series D convertible preferred stock	-	(799)	-	(3,692)
Net income (loss) attributable to common stockholders - basic	$(15,876)	$50,839	$(48,346)	$(2,224)
Net income (loss) per share attributable to common stockholders - basic	$(0.20)	$1.38	$(0.62)	$(0.16)
Net income (loss) per share attributable to common stockholders - diluted	$(0.20)	$0.76	$(0.62)	$(0.16)
Weighted average common stock outstanding - basic	78,217,870	36,920,116	78,149,517	13,690,186
Weighted average common shares outstanding - diluted	78,217,870	69,830,970	78,149,517	13,690,186

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKILI, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Permanent
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2022	78,022,924	$8	$350,980	$(240,288)	$(21)	$110,679
Stock-based compensation expense	-	-	2,449	-	-	2,449
Exercise of stock options	16,713	-	-	-	-	-
Vesting of RSUs	78,161	-	-	-	-	-
Other comprehensive income	-	-	-	-	23	23
Net loss	-	-	-	(20,711)	-	(20,711)
Balance at March 31, 2023	78,117,798	$8	$353,429	$(260,999)	$2	$92,440
Stock-based compensation expense	-	-	2,309	-	-	2,309
Exercise of stock options	11,511	-	-	-	-	-
Vesting of RSUs	45,223	-	-	-	-	-
Other comprehensive loss	-	-	-	-	(27)	(27)
Net loss	-	-	-	(11,759)	-	(11,759)
Balance at June 30, 2023	78,174,532	$8	$355,738	$(272,758)	$(25)	$82,963
Stock-based compensation expense	-	-	1,982	-	-	1,982
Vesting of RSUs	134,681	-	-	-	-	-
Other comprehensive income	-	-	-	-	25	25
Net loss	-	-	-	(15,876)	-	(15,876)
Balance at September 30, 2023	78,309,213	$8	$357,720	$(288,634)	$-	$69,094

	Nine Months Ended September 30, 2022
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Permanent
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity (Deficit)
Balance at December 31, 2021	37,629,060	$291,876	1,454,239	$-	$-	$(226,114)	$-	$(226,114)
Retroactive application of recapitalization (Note 1)	5,689,158	-	219,867	-	-	-	-	-
Adjusted balance, beginning of period	43,318,218	291,876	1,674,106	-	-	(226,114)	-	(226,114)
Stock-based compensation expense	-	-	-	-	2,070	-	-	2,070
Exercise of stock options	-	-	17,268	-	64	-	-	64
Stock dividend accrued for Series D preferred stock	-	2,877	-	-	(2,134)	(743)	-	(2,877)
Redemption value of Series D preferred stock	-	1,438	-	-	-	(1,438)	-	(1,438)
Other comprehensive loss	-	-	-	-	-	-	(6)	(6)
Net loss	-	-	-	-	-	(21,892)	-	(21,892)
Balance at March 31, 2022	43,318,218	$296,191	1,691,374	$-	$-	$(250,187)	$(6)	$(250,193)
Stock-based compensation expense	-	-	-	-	1,969	-	-	1,969
Exercise of stock options	-	-	15,289	-	41	-	-	41
Stock dividend accrued for Series D preferred stock	-	2,908	-	-	(2,010)	(898)	-	(2,908)
Redemption value of Series D preferred stock	-	1,455	-	-	-	(1,455)	-	(1,455)
Other comprehensive loss	-	-	-	-	-	-	(1)	(1)
Net loss	-	-	-	-	-	(22,493)	-	(22,493)
Balance at June 30, 2022	43,318,218	$300,554	1,706,663	$-	$-	$(275,033)	$(7)	$(275,040)
Stock-based compensation expense	-	-	-	-	1,673	-	-	1,673
Exercise of stock options	-	-	26,188	-	40	-	-	40
Stock dividend accrued for Series D preferred stock	1,008,596	1,598	-	-	(721)	(877)	-	(1,598)
Redemption value of Series D preferred stock	8,472,752	799	-		-	(799)	-	(799)
Exercise of Legacy Akili warrants	-	-	8,834	-	-	-	-	-
Conversion of redeemable preferred stock into permanent equity	(52,799,566)	(302,951)	52,799,566	5	302,946	-	-	302,951
Issuance of common stock upon Business Combination and PIPE Investment	-	-	23,317,495	3	164,280	-	-	164,283
Reverse recapitalization, net of transaction costs (including ($87,512) of deemed dividends related to Earn-Out Shareholders)	-	-	-	-	(120,888)	-	-	(120,888)
Other comprehensive gain	-	-	-	-	-	-	14	14
Net income	-	-	-	-	-	53,236	-	53,236
Balance at September 30, 2022	-	$-	77,858,746	$8	$347,330	$(223,473)	$7	$123,872

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKILI, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(48,346)	$8,851
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	229	231
Reduction in the carrying amount of right-of-use assets	516	362
Impairment loss on sublease	384	-
Stock-based compensation expense	6,251	7,192
Amortization of premium on short-term investments	(1,483)	(97)
Non cash interest expense	558	299
Change in fair value of earn-out liabilities	(3,182)	(77,892)
Changes in operating assets and liabilities:
Accounts receivable	(401)	(1)
Prepaid expenses and other current assets	1,068	(2,086)
Prepaid expenses and other long-term assets	(109)	11
Accounts payable	(1,464)	1,193
Accrued expenses and other current liabilities	(2,231)	(187)
Other long-term liabilities	22	(20)
Operating lease liabilities	(609)	(431)
Deferred revenue	67	13
Net cash used in operating activities	(48,730)	(62,562)
Cash flows from investing activities:
Acquisition of property and equipment	(13)	(42)
Purchases of short-term investments	(56,444)	(81,593)
Proceeds from maturities of short-term investments	127,500	15,000
Net cash provided by (used in) investing activities	71,043	(66,635)
Cash flows from financing activities:
Proceeds from exercise of stock options	-	145
Proceeds from note payable	-	10,000
Proceeds from Business Combination, net of transaction costs paid	-	131,814
Taxes paid related to net share settlement of share-based awards	(111)	-
Repayment of principal on note payable	(2,500)	-
Net cash provided by (used in) financing activities	(2,611)	141,959
Net increase in cash, cash equivalents, and restricted cash	19,702	12,762
Cash, cash equivalents, and restricted cash at beginning of period	54,402	77,204
Cash, cash equivalents, and restricted cash at end of period	$74,104	$89,966
Supplementary Information:
Cash paid for income taxes	$16	$-
Cash paid for interest	1,298	453
Noncash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued expenses	3	-
Redemption value of Series D preferred stock	-	3,692
Dividends accrued for Series D preferred stock	-	7,383
Recognition of earn-out liabilities	-	87,512
Net liabilities assumed in Business Combination	-	950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

1. Nature of the Business and Basis of Presentation

Organization

Akili, Inc. (collectively referred to with its wholly-owned, controlled subsidiaries, as “Akili” or the “Company”) operates as one business segment and is a leading digital medicine company, pioneering the development of cognitive treatments through game-changing technologies. Akili’s approach of developing and commercializing technologies designed to directly target the physiology of the brain has established a new category of medicine—medicine that is validated through clinical trials like a drug or medical device, but experienced like entertainment. In June 2020, EndeavorRx, the first product built on Akili’s platform, was granted marketing authorization and classified as a Class II medical device by the U.S. Food and Drug Administration (“FDA”) through FDA’s de novo process. EndeavorRx is indicated for use to improve attention function for children ages 8-12 with primarily inattentive or combined-type ADHD, who have a demonstrated attention issue. The Company submitted a filing to FDA seeking label expansion for EndeavorRx to include adolescents ages 13-17 with ADHD; this label expansion filing was accepted by FDA in May 2023 and remains under review with FDA. In June 2023, the Company released EndeavorOTC, which is built on the same platform as EndeavorRx, nationwide without a prescription to improve attention function, ADHD symptoms and quality of life in adults 18 years of age and older with primarily inattentive or combined-type ADHD, under the FDA guidance entitled “Enforcement Policy for Digital Health Devices for Treating Psychiatric Disorders During the Coronavirus Disease 2019 Public Health Emergency” (the “COVID-19 Guidance”). The COVID-19 Guidance allows for the marketing of certain digital therapeutics without premarket clearance, de novo classification, or approval so long as certain criteria are met for the duration of the COVID-19 Guidance, which was expected to remain in effect until November 7, 2023 consistent with FDA guidance entitled “Transition Plan for Medical Devices That Fall Within Enforcement Policies Issued During the Coronavirus Disease 2019 (COVID-19) Public Health Emergency” (the “COVID-19 Transition Guidance”). The COVID-19 Transition Guidance allows for the continued distribution of devices falling under the COVID-19 Guidance without marketing authorization so long as the manufacturer has submitted a marketing submission to FDA, the submission has been accepted by FDA prior to November 7, 2023 and FDA has not taken a final action on the marketing submission. While EndeavorOTC has not been cleared or authorized by FDA for any indications, the Company submitted a marketing submission to FDA for EndeavorOTC on October 30, 2023 and FDA received the submission on October 30, 2023, which is currently undergoing technical review by FDA. Through communications with FDA regarding the COVID-19 Transition Guidance, it was clarified that marketing submissions received by FDA on or before November 7, 2023, that pass their technical review after the deadline without being placed on submission hold will still be eligible for continued enforcement discretion. Pursuant to FDA’s guidance on this topic, the Company is continuing to commercialize, distribute, and market EndeavorOTC under the COVID-19 Guidance. The Company’s efforts are primarily focused on managing and executing its strategic plan to transition from a prescription to a non-prescription model, including obtaining regulatory clearance and commercializing EndeavorOTC in adults with ADHD, obtaining an expanded label for EndeavorRx in adolescents ages 13-17 with ADHD, pursuing regulatory approval for over-the-counter labeling of both its EndeavorRx and EndeavorOTC products and continuing to support the distribution and fulfillment of EndeavorRx during the transition. Further development of Akili’s programs outside of ADHD will be contingent upon capital raising and supportive business development activities. The Company is headquartered in Boston, Massachusetts.

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

Going Concern

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. The Company requires a significant amount of capital to fund its current operating requirements as it pursues its strategic goals. The Company’s efforts are primarily focused on managing and executing its strategic plan to transition from a prescription to a non-prescription model, including obtaining regulatory clearance and commercializing EndeavorOTC for the adult ADHD market, obtaining an expanded label for EndeavorRx in the adolescent ADHD market, pursuing regulatory approval for over-the-counter labeling of both its EndeavorRx and EndeavorOTC products and continuing to support the distribution and fulfillment of EndeavorRx during the transition.

There can be no assurance that the Company’s product development and commercialization efforts will be successful; that adequate protection for the Company’s intellectual property will be obtained; that any products developed will obtain necessary government regulatory approval; or that any products will be commercially viable. Even if the Company’s product development and commercialization efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants.

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative operating cash flows for the nine months ended September 30, 2023 and had an accumulated deficit of $288,634 at September 30, 2023. The Company believes that its cash and cash equivalents and short-term investments at September 30, 2023 of $86,281, will be sufficient to fund the Company’s planned operations and existing obligations for at least one year after the date that the condensed consolidated financial statements are issued.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, after elimination of all intercompany accounts and transactions. As permitted for interim reporting, certain footnotes or other financial information that are normally required by U.S. GAAP may be condensed or omitted, unless otherwise required by U.S. GAAP or Securities and Exchange Commission (“SEC”) rules and regulations. These condensed consolidated financial statements were prepared on the same basis as and should be read in conjunction with the Company’s annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”). In the opinion of management, all adjustments of a normal recurring nature, considered necessary for fair presentation, have been included in these condensed consolidated financial statements. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or future year. The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited annual consolidated financial statements but does not include all information required by U.S. GAAP for annual consolidated financial statements.

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2022, included in the Annual Report. There have been no material changes to the significant accounting policies during the nine months ended September 30, 2023.

Earn-Out Liabilities: In connection with the Business Combination, holders of Legacy Akili common stock, Legacy Convertible Preferred Stock and warrants to purchase shares of Legacy Akili common stock (“Earn-Out Shareholders”) and employees or individual service providers holding options to purchase shares of Legacy Akili common stock, in each case as designated by the Board of Akili as an earn-out service provider prior to the Closing Date (“Earn-Out Service Providers”) received the contingent right to receive additional Common Stock upon the achievement of certain earn-out targets (the “Rights”). The Company concluded the issuance of Rights to Earn-Out Shareholders constitutes a deemed dividend and evaluated the Rights for classification under guidance applicable to financial instruments. In assessing classification, the Company considered ASC Subtopic 815-40 “Contracts in Entity’s Own Equity” and determined the Rights contain settlement provisions that preclude them from being indexed to the Company’s stock and accordingly liability classification is required. The Company concluded issuance of the Rights to Earn-Out Service Providers represents compensation in scope of ASC Topic 718, “Compensation - Stock Compensation.” In considering relevant classification guidance, the Company determined the Rights issued to Earn-Out Service Providers are liabilities because they are indexed to whether such Earn-Out Service Providers hold qualifying equity instruments when the earn-out targets are achieved. The fair value of the contingent earn-out consideration is estimated as of the Closing Date at the present value of the expected contingent earn-out consideration using a Monte Carlo Simulation Method (“MCSM”). The Company reviews the probability of achievement of the earn-out targets to determine the impact on the fair value of the earn-out consideration on a quarterly basis over the earn-out period. For Earn-Out Shareholders, the corresponding fair value was initially recorded against additional paid-in capital. Changes in the estimated fair value of the contingent earn-out consideration related to Earn-Out Shareholders are recorded in other income (expense) in the Consolidated Statements of Operations and Comprehensive Income (Loss) and are reflected in the period in which they are identified. For Earn-Out Service Providers, the corresponding fair value was initially recorded within operating expenses in the same functional category as the grantees' operating expenses. Changes in the estimated fair value of contingent earn-out consideration related to Earn-Out Service Providers is recorded as stock compensation for the period. Changes in the estimated fair value of the contingent earn-out consideration may materially impact or cause volatility in the Company's operating results.

Revenue: The Company generates revenue from contracts with caregivers and patients who purchase subscriptions to access EndeavorRx (“Clients”), the Company’s FDA-approved video game treatment. Clients are billed in advance for the entire subscription term (new subscriptions are currently for 30 days). Along with the subscription to the video game product, Clients also receive reporting metrics and technical support services. The reporting metrics rely on gameplay data being sent back from EndeavorRx, which the Company analyzes in order to provide information on daily efforts and level completion to Clients throughout the subscription term via the EndeavorRx Insight app. The subscription to the video game product, reporting metrics and technical support services are combined as a single stand-ready performance obligation because while the components are separate performance obligations, they have the same method and pattern of recognition. Accordingly, the consideration is recognized ratably on an over time basis over the subscription period which begins once the access code is inputted into the game by the Client and game play has started.

In June 2023, the Company released its EndeavorOTC over-the-counter product under the FDA’s COVID-19 Guidance. The Company generates revenue from customers who purchase subscriptions of variable term lengths (currently available as either one month or one year) to access the video game treatment. Customers are billed in advance for the entire applicable subscription term. Along with the subscription to the video game treatment, the customers also receive technical support services and access to software updates. The technical support services and access to software updates were determined to be immaterial in the context of the contract primarily due to the fact that the underlying selective stimulus management engine (“SSME”) technology is not being updated throughout the subscription term, and therefore the primary functionality of the product is not changed during the term of the arrangement. As EndeavorOTC has significant stand-alone functionality that can be used immediately upon delivery, the performance obligation is considered complete upon delivery and the consideration is recognized at that point in time.

The following table presents the Company’s revenue by product type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
EndeavorOTC revenue	$553	$—	$558	$—
EndeavorRx revenue	149	82	371	212
Total	$702	$82	$929	$212

There was no collaboration revenue in either period.

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

As of September 30, 2023, the Company has a contract liability related to EndeavorRx product revenue, which consists of amounts that have been paid but have not been recognized as revenue. All amounts are expected to be recognized as revenue within 12 months of the balance sheet date and are classified as current deferred revenue. The Company recognized $74 of product revenue in the nine months ended September 30, 2023 that was previously included in the December 31, 2022 deferred revenue balance.

Contract Liabilities	Product
Balance at December 31, 2022	$106
Revenue recognized	(371)
Revenue deferred	438
Balance at September 30, 2023	$173

Cost of revenue: Cost of revenue includes personnel and related costs, third party contractor expenses, royalties, amortization of capitalized software related to our two commercialized products and software subscriptions related to our products and hosting fees. Sales of EndeavorRx incur third-party pharmacy dispense fees and sales of EndeavorOTC incur Apple App Store and Google Play fees, both of which are included in cost of revenue. As the Company controls the product until it is transferred to the customer, it is considered the principal in the arrangement and all revenue and cost of revenue is shown gross in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Sublease: The Company recognizes sublease income on a straight-line basis over the sublease period. The Company recognizes sublease income as an offset to rent expense within operating expenses in the condensed consolidated statements of operations and comprehensive income (loss) as subleasing is not a primary business activity of the Company and is meant to offset occupancy costs.

Recently adopted accounting pronouncements:

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), as amended by ASU 2019-10. ASU 2016-13 will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. ASU 2016-13 is effective for the Company for the annual reporting period beginning January 1, 2023. The Company adopted this guidance for the nine months ended September 30, 2023, however there was no impact to the financial statements.

3. Leases

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

During the three and nine months ended September 30, 2023, the Company recognized an impairment loss of $0 and $384, respectively, related to the sublease. The fair values were estimated using an income approach to determine the present value of future cash flows from the sublease agreement. Leasehold improvements related to the subleased area are included in the impairment as the Company no longer receives economic benefits after it discontinues use of the space. The impairment loss was comprised of a write-down of $325 for the right-of-use asset and $59 for the leasehold improvements. The impairment loss is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Accrued bonus	$1,697	$2,819
Accrued royalties	144	110
Accrued wages and benefits	942	1,281
Accrued clinical study expenses	12	292
Accrued consulting service expenses	111	401
Other accrued expenses	479	713
Total	$3,385	$5,616

5. Corporate Bond

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

The Company recognized amortization expense of $55 and $164 related to the discount on the Corporate Bond as a component of interest expense in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2023, respectively. The Company recognized amortization expense of $50 and $147 for the three and nine months ended September 30, 2022, respectively.

The carrying amount of the corporate bond is as follows:

	September 30, 2023	December 31, 2022
Corporate Bond	$5,000	$5,000
Unamortized discount on Corporate Bond	(3,001)	(3,166)
Corporate Bond, net of discount	$1,999	$1,834

6. Note Payable

Amended and Restated Loan and Security Agreement

As described in Note 2, First Citizens BancShares, Inc. entered into an agreement to purchase all assets and liabilities of SVBB and will fully honor the existing Amended and Restated Loan and Security Agreement.

At September 30, 2023, the Company had outstanding principal of $12,500 and there is no remaining available undrawn debt. The Company recognized non-cash interest expense related to debt issuance costs of $118 and $392 for the three and nine months ended September 30, 2023, respectively, and $128 and $211 for the three and nine months ended September 30, 2022, respectively. The Company recognized selling, general and administrative expense related to loan commitment fees of $0 and $42 for the three and nine months ended September 30, 2023, respectively and $57 and $114 for the three and nine months ended September 30, 2022, respectively. The interest rate in effect was 12.3% and 10.0% as of September 30, 2023 and 2022, respectively. At September 30, 2023, the carrying amount of the note payable (excluding the current portion of $7,500) is as follows:

Outstanding principal	$12,500
Note payable, short term	(7,500)
Final payment	750
Unamortized debt issuance costs	(541)
Note payable, long term (net of debt issuance costs)	$5,209

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

Future minimum principal payments due under the Amended and Restated Loan and Security Agreement, excluding the final payment of $750 due at maturity, prepayment or termination, are as follows:

Years Ending December 31,
Remainder of 2023	$1,875
2024	7,500
2025	3,125
Total	$12,500

7. Stock-Based Compensation

2022 Stock Option and Incentive Plan: Share-based compensation expense related to stock options, RSUs, PSUs, and the expense related to Earn-Out Service Providers, is classified in the condensed consolidated statements of operations and comprehensive income (loss) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$557	$1,312	$1,865	$2,762
Selling, general and administrative	1,098	1,841	4,386	4,430
Total	$1,655	$3,153	$6,251	$7,192

Included in the three and nine months ended September 30, 2023 balances in the table above is $(328) and $(490), respectively, of stock-based compensation related to the potential issuance of the Earn-Out Shares to Earn-Out Service Providers.

Stock Options: The following is a summary of stock option activity for the nine months ended September 30, 2023:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2022	12,190,970	$3.98	7.36
Granted	2,083,600	$1.52
Cancelled	(2,558,526)	$3.56
Exercised	(28,778)	$0.03
Balance at September 30, 2023	11,687,266	$3.62	6.90	$112
Exercisable September 30, 2023	7,175,960	$3.76	5.60	$112
Options vested and expected to vest, September 30, 2023	11,687,266	$3.62	6.90	$112

During the three and nine months ended September 30, 2023 the Company extended the exercise period for vested options from three months to two years for 26 and 69 terminated employees, respectively. Incremental compensation expenses related to this modification recorded during the three and nine months ended September 30, 2023 were $71 and $208, respectively.

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

The fair value of all option activity was estimated at the date of grant using a Black-Scholes model with the following weighted-average assumptions for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Fair value of Common Stock	$1.52	$10.06
Expected volatility	100.03%	96.21%
Expected term (in years)	6.10	6.03
Risk-free interest rate	3.82%	1.73%
Expected dividend yield	0.00%	0.00%

The weighted average grant-date fair value of stock options granted to employees during the nine months ended September 30, 2023 and 2022 was $1.22 and $7.79 per share, respectively.

During the nine months ended September 30, 2023 and 2022, the aggregate intrinsic value of stock option awards exercised was $40 and $445, respectively. Aggregate intrinsic value represents the difference between the exercise price and the fair value of the underlying Common Stock on the date of exercise.

As of September 30, 2023 there was $10,990 of unrecognized compensation cost related to unvested stock option grants to employees under the 2022 Plan, which is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock Units: The following table summarizes RSU activity for the nine months ended September 30, 2023:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Balance at December 31, 2022	801,401	$2.30
Granted	1,156,325	$1.53
Vested	(266,279)	$2.03
Forfeited	(541,080)	$1.79
Balance at September 30, 2023	1,150,367	$1.82

As of September 30, 2023 there was $1,919 of unrecognized compensation cost related to unvested RSUs under the 2022 Plan, which is expected to be recognized over a weighted-average period of 2.9 years.

Performance Stock Units: The following table summarizes PSU activity for the nine months ended September 30, 2023:

	Number of PSUs	Weighted- Average Grant Date Fair Value
Balance at December 31, 2022	4,554,408	$1.50
Granted	—	n/a
Vested	—	n/a
Forfeited	(284,650)	$1.50
Balance at September 30, 2023	4,269,758	$1.50

As of September 30, 2023, there was $4,249 of unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted average period of approximately 1.8 years.

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

8. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2023
Description	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$58,251	$-	$-	$58,251
Short-term investments:
United States treasuries	12,482	-	-	12,482
Total assets	$70,733	$-	$-	$70,733
Long-term liabilities:
Earn-out liabilities	-	-	1,841	1,841
Total liabilities	$-	$-	$1,841	$1,841

	Fair Value Measurements as of December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$32,829	$-	$-	$32,829
Short-term investments:
United States treasuries	82,034	-	-	82,034
Total assets	$114,863	$-	$-	$114,863
Long-term liabilities:
Earn-out liabilities	-	-	5,513	5,513
Total liabilities	$-	$-	$5,513	$5,513

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the nine months ended September 30, 2023. The Company recorded unrealized gain on short-term investments of $21 in other comprehensive gain for the nine months ended September 30, 2023.

As of September 30, 2023 and December 31, 2022, the Company’s cash equivalents consisted of money market funds with original maturities of less than 90 days from the date of purchase. As of September 30, 2023 and December 31, 2022, the Company’s short-term investments consisted of United States treasuries with original maturities of more than three months but less than one year.

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

	Earn-Out Shareholders	Earn-Out Service Providers	Total
Fair value as of December 31, 2022	$4,778	$735	$5,513
Change in fair value	(3,182)	(490)	(3,672)
Fair value as of September 30, 2023	$1,596	$245	$1,841

The following assumptions were used at September 30, 2023:

Price target: price target as defined in the Merger Agreement for each Triggering Event:

•
Triggering Event I is $15.00 per share
•
Triggering Event II is $20.00 per share
•
Triggering Event III is $30.00 per share

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

Current stock price: the closing stock price as quoted on Nasdaq as of September 30, 2023 was $0.55.

Expected term: the expected term is 3.9 years as of September 30, 2023, which is the remaining term of the earn-out period.

Expected volatility: the volatility rate as of September 30, 2023 was 120.0%. The volatility rate was determined using an average of historical volatilities over the expected term of selected industry peers deemed comparable to the Company.

Expected dividend yield: the expected dividend yield is zero as it is not expected that the Company will declare dividends on Common Stock during the expected term.

9. Net Loss Per Share

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022		2023	2022
Numerator:
Net income (loss) attributable to common stockholders - basic	$(15,876)	$50,839		$(48,346)	$(2,224)
Dividends on Series D convertible preferred stock	-	1,598		-	-
Redemption value of Series D convertible preferred stock	-	799		-	-
Net income (loss) attributable to common stockholders - diluted	$(15,876)	$53,236	$—	$(48,346)	$(2,224)
Denominator:
Weighted average Common Stock outstanding - basic	78,217,870	36,920,116		78,149,517	13,690,186
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive convertible preferred stock	-	28,695,420		-	-
Effect of potentially dilutive warrants	-	122,713		-	-
Effect of potentially dilutive stock options	-	4,092,721		-	-
Total potentially dilutive securities	-	32,910,854		-	-
Weighted average common stock outstanding - diluted	78,217,870	69,830,970		78,149,517	13,690,186
Net income (loss) per share attributable to common stockholders - basic	$(0.20)	$1.38		$(0.62)	$(0.16)
Net income (loss) per share attributable to common stockholders - diluted	$(0.20)	$0.76		$(0.62)	$(0.16)

The following potentially dilutive outstanding securities were excluded from the computation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
Warrants to purchase Common Stock	133,578	-	133,578	242,924
Stock options to purchase Common Stock	11,687,266	1,529,195	11,687,266	9,512,706
Earn-out shares	7,536,461	7,536,461	7,536,461	7,536,461
Unvested RSUs	1,150,367	-	1,150,367	-
Unvested PSUs	4,269,758	-	4,269,758	-
Total	24,777,430	9,065,656	24,777,430	17,292,091

10. Restructuring Charges

On January 12, 2023, the Company announced a restructuring of its operations and a reduction in workforce. As a result of the restructuring, the Company incurred a restructuring charge of $2,329 associated primarily with severance and other

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

termination-related benefits related to 48 full-time employees, representing approximately 31% of the employee base at the time of the restructuring. All costs associated with the restructuring were recorded within operating expenses in the same functional category as the employees' operating expenses in the quarter ended March 31, 2023. The restructuring reduced costs related to certain of the Company’s pipeline programs in order to prioritize certain of its commercial efforts and its ADHD label expansion programs.

On September 13, 2023, the Company announced a further restructuring of its operations and a reduction in workforce. As a result of the restructuring, the Company incurred a restructuring charge of $2,461 associated primarily with severance and other termination-related benefits related to 47 full-time employees, representing approximately 40% of the employee base at the time of the restructuring. All costs associated with the restructuring were recorded within operating expenses in the same functional category as the employees' operating expenses in the quarter ended September 30, 2023. The restructuring reduced costs related primarily to the Company’s field sales force and market access teams in order to implement its announced plan to transition from a prescription to a non-prescription business model.

11. Subsequent Events

Leadership Transition: Effective October 5, 2023, Edward Martucci II, Ph.D. resigned from his role as Chief Executive Officer of the Company and transitioned into a new role as Chair of the Board, following the October 4, 2023 resignation of Chamath Palihapitiya from the Board and from his role as Chair of the Board, and Dr. Martucci further agreed to assist the Company in an advisory capacity. In addition, also effective October 5, 2023, Matthew Franklin, the Company’s President and Chief Operating Officer, was appointed to the role of President and Chief Executive Officer and as a member of the Company’s Board.

As part of Dr. Martucci’s advisor agreement, and notwithstanding his continued service to the Company, Dr. Martucci agreed to forfeit 2,241,624 of his November 2, 2022 grant of performance-based restricted stock units, effective October 5, 2023, which will result in a reversal of $1,124 in stock-based compensation in the fourth quarter of 2023.

In connection with Mr. Franklin’s appointment as the Company’s President and Chief Executive Officer, on October 12, 2023, the Company granted Mr. Franklin a stock option to purchase up to 1,057,180 shares of the Company’s Common Stock, which option vests in eight equal semiannual installments over a four-year period following the option grant date, subject to Mr. Franklin’s continued service to the Company on each such vesting date.

License, Development and Commercialization Agreement: On October 16, 2023, Akili Interactive Labs, Inc., a wholly owned subsidiary of the Company, and TALi Digital Limited mutually agreed to terminate the License, Development and Commercialization Agreement dated as of August 16, 2021 between such parties, effective as of October 16, 2023. During the nine months ended September 30, 2023, the Company did not make any payments for out of pocket costs related to this agreement. As of the termination date, the Company has not made any payments for milestones or royalties related to this agreement.

Boston Office Space: The existing lease for office space in Boston expires in December 2023 and the Company does not plan to renew the lease. In November 2023, the Company entered into a new membership agreement, pursuant to which the Company agreed to pay a monthly license fee for the sum of approximately $9 per month for access to office space, with such access commencing on January 1, 2024. The agreement is for a one-year term and will automatically renew for successive one-year terms, subject to the Company’s right to terminate the agreement upon prior written notice and pursuant to the terms of the membership agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Akili, Inc. and its consolidated subsidiaries should be read together with Akili’s unaudited condensed consolidated financial statements as of September 30, 2023 and for the nine months ended September 30, 2023 and 2022, together with the related notes thereto, included elsewhere in this Quarterly Report. The discussion and analysis should also be read together with the audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” in this Form 10-Q. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31. Akili Interactive Labs, Inc. became a wholly owned subsidiary of Akili, Inc. on August 19, 2022. For purposes of this section, all references to “we,” “us,” “our,” “Akili” or the “Company” refer to Akili, Inc. and its consolidated subsidiaries following the Business Combination (as defined below).

Overview

Akili is a leading digital medicine company, pioneering the development of cognitive treatments through game-changing technologies. Our approach of developing and commercializing technologies designed to directly target the physiology of the brain has established a new category of medicine—medicine that is validated through clinical trials like a drug or medical device, but experienced like entertainment. In June 2020, EndeavorRx, the first product built on our platform, was granted marketing authorization and classified as a Class II medical device by the U.S. Food and Drug Administration (“FDA”) through FDA’s de novo process. EndeavorRx is indicated for use to improve attention function for children ages 8-12 with primarily inattentive or combined-type ADHD, who have a demonstrated attention issue. We submitted a filing to FDA seeking label expansion for EndeavorRx to include adolescents ages 13-17 with ADHD; this label expansion filing was accepted by FDA in May 2023 and remains under review with FDA. In June 2023, we released EndeavorOTC, which is built on the same platform as EndeavorRx, nationwide without a prescription to improve attention function, ADHD symptoms and quality of life in adults 18 years of age and older with primarily inattentive or combined-type ADHD, under the FDA guidance entitled “Enforcement Policy for Digital Health Devices for Treating Psychiatric Disorders During the Coronavirus Disease 2019 Public Health Emergency” (the “COVID-19 Guidance”). The COVID-19 Guidance allows for the marketing of certain digital therapeutics without premarket clearance, de novo classification, or approval so long as certain criteria are met for the duration of the COVID-19 Guidance, which was expected to remain in effect until November 7, 2023 consistent with FDA guidance entitled “Transition Plan for Medical Devices That Fall Within Enforcement Policies Issued During the Coronavirus Disease 2019 (COVID-19) Public Health Emergency” (the “COVID-19 Transition Guidance”). The COVID-19 Transition Guidance allows for the continued distribution of devices falling under the COVID-19 Guidance without marketing authorization so long as the manufacturer has submitted a marketing submission to FDA, the submission has been accepted by FDA prior to November 7, 2023 and FDA has not taken a final action on the marketing submission. While EndeavorOTC has not been cleared or authorized by FDA for any indications, we submitted a marketing submission to FDA for EndeavorOTC on October 30, 2023 and FDA received the submission on October 30, 2023, which is currently undergoing technical review by FDA. Through communications with FDA regarding the COVID-19 Transition Guidance, it was clarified that marketing submissions received by FDA on or before November 7, 2023, that pass their technical review after the deadline without being placed on submission hold will still be eligible for continued enforcement discretion. Pursuant to FDA’s guidance on this topic, we are continuing to commercialize, distribute, and market EndeavorOTC under the COVID-19 Guidance. Our efforts are primarily focused on managing and executing on our strategic plan to transition from a prescription to a non-prescription model, including obtaining regulatory clearance and commercializing EndeavorOTC in adults with ADHD, obtaining an expanded label for EndeavorRx in adolescents ages 13-17 with ADHD, pursuing regulatory approval for over-the-counter labeling of both our EndeavorRx and EndeavorOTC products and continuing to support the distribution and fulfillment of EndeavorRx during the transition. Further development of our pipeline outside of ADHD will be contingent upon capital raising and supportive business development activities. We are headquartered in Boston, Massachusetts.

Recent Developments

Following the June 2023 release of EndeavorOTC, in September 2023 we announced a new strategic plan to transition our business from a prescription to a non-prescription model. As we continue to commercialize EndeavorOTC in the adult ADHD market under the COVID-19 Guidance, we submitted a marketing submission to FDA for EndeavorOTC, which was received by FDA on October 30, 2023 and is currently undergoing technical review by FDA, and we are pursuing regulatory approval for over-the-counter labeling of both our EndeavorOTC and EndeavorRx products.

Potential Revenue Opportunity

In connection with our recently announced change in business strategy and related ongoing testing of pricing, marketing and distribution strategies, we are unable to confirm our prior potential revenue estimates of the opportunity across ADHD as the assumptions underlying these estimates have changed. At this time we do not have plans to provide any new estimates with respect to the potential revenue opportunity.

Key Commercial Metrics for EndeavorOTC

For EndeavorOTC, our non-prescription product for adults with ADHD, we monitor three key commercial metrics on a quarterly basis that we believe are the fundamental metrics that will define the growth of our non-prescription business model: active subscribers, billings (a non-GAAP financial measure), and average revenue per paying user. We currently track the following demand-related metrics to evaluate our performance, identify trends, formulate financial projections, and make strategic decisions. Accordingly, we believe that these metrics provide useful information to investors and others in understanding and evaluating our results of operations. These metrics are presented for supplemental information purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled metrics or measures presented by other companies.

•
Active Subscribers. We define “active subscribers” as the total number of users with a paid subscription for EndeavorOTC in a given period. We review active subscribers as an indication of the demand for EndeavorOTC.
•
Non-GAAP Billings. We define “billings,” a non-GAAP financial measure, as revenues plus the change in deferred revenue in that period. We believe that this billings metric for EndeavorOTC provides helpful information regarding the economic contribution of the net subscriptions for EndeavorOTC in a period.
•
ARPU. We define “average revenue per paying user,” or “ARPU,” as EndeavorOTC revenues divided by subscribers who paid within the period. We believe that ARPU provides helpful information regarding the economic contribution of each EndeavorOTC subscriber in the period.

ENDEAVOROTC METRIC	Q3 '23
Active Subscribers	7,535
Billings (in thousands)	$533
ARPU	$93

In addition, there were 176,559 first-time app downloads of EndeavorOTC in the third quarter of 2023.

Non-GAAP Financial Measures. In addition to financial information prepared and presented in accordance with GAAP, the key commercial metrics for EndeavorOTC in this Quarterly Report on Form 10-Q includes the following non-GAAP financial measure: billings on a historical basis. Akili derives this non-GAAP financial measure by adjusting the GAAP financial measure that is most directly comparable to the non-GAAP financial measure. Specifically, billings is defined as EndeavorOTC revenues plus the change in EndeavorOTC deferred revenue in that period. Akili’s management believes that this non-GAAP financial measure is useful to both management and investors in analyzing its ongoing business and operating performance. Management does not intend the presentation of this non-GAAP financial measure to be considered in isolation or as a substitute for results prepared in accordance with GAAP, but as a complement to provide greater transparency. In addition, this non-GAAP financial measure may differ from similarly-named measures used by other companies. A reconciliation of the historical non-GAAP financial measure to the most comparable GAAP financial measure is included below.

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended June 30,
	2023	2022	2023	2022	2023

EndeavorOTC Revenues	$553	$-	$558	$-	$5
Deferred revenue, end of period	-	-	-	-	20
Deferred revenue, beginning of period	(20)	-	-	-	-
EndeavorOTC Billings	$533	$-	$558	$-	$25

Reduction in Workforce

On September 13, 2023, we announced a further restructuring of our operations and a reduction in our workforce. As a result of the restructuring, we incurred a restructuring charge of approximately $2.5 million associated primarily with severance and other termination-related benefits related to 47 full-time employees, representing approximately 40% of our employee base at the time of the restructuring. All costs associated with the restructuring were recorded within operating expenses in the same functional category as the employees' operating expenses in the quarter ended September 30, 2023. The restructuring reduced costs primarily related to our field sales force and market access teams in order to implement our announced plan to transition from a prescription to a non-prescription business model.

Leadership Update

Effective October 5, 2023, Edward Martucci II, Ph.D. resigned from his role as Chief Executive Officer of the Company and transitioned into a new role as Chair of the Board following the October 4, 2023 resignation of Chamath Palihapitiya from the Board and from his role as Chair of the Board and Dr. Martucci further agreed to assist the Company in an advisory capacity. In addition, also effective October 5, 2023, Matthew Franklin, our President and Chief Operating Officer, was appointed to the role of President and Chief Executive Officer and as a member of our Board.

Development Pipeline and Commercial Update

Our development and commercialization efforts are primarily focused on ADHD. Within ADHD, on the commercial side, in June 2023 we released EndeavorOTC in the Apple App Store in the United States and in September 2023 we released EndeavorOTC on Android devices in Google Play, in each case under the FDA’s COVID-19 Guidance.

With respect to our ongoing partnership with Shionogi, the Phase 3 portion of Shionogi’s pivotal trial of our SDT-001 product candidate (substantially the same SSME-based software as our EndeavorRx (AKL-T01) product but localized for Japanese language and culture for distribution in Japan) in children ages 6-17 years diagnosed with ADHD whose ADHD RS-IV Inattention score was 15 or over, which includes both a randomized phase and a longer term follow-up phase, is expected to be complete by the end of the first quarter of 2024. Although we are no longer providing an expected timeline for a potential Phase 3 data readout, if any, Shionogi plans to submit the results of this trial for regulatory approval to Japan’s Pharmaceuticals and Medical Devices Agency, or PMDA, in 2024.

Also, on October 16, 2023, we mutually agreed with TALi Digital Limited to terminate the License, Development and Commercialization Agreement dated as of August 16, 2021, with such termination effective as of October 16, 2023. As a result, we do not have plans at present to pursue additional clinical or regulatory efforts in children under 8 years old with ADHD.

Our current pipeline of clinical development programs includes previously launched investigator-initiated studies.

Our efforts are primarily focused on managing and executing on our strategic plan announced in September 2023 to transition from a prescription to a non-prescription model, including obtaining regulatory clearance and commercializing EndeavorOTC in adults with ADHD, obtaining an expanded label for EndeavorRx in adolescent patients with ADHD, pursuing regulatory approval for over-the-counter labeling of both our EndeavorRx and EndeavorOTC products and continuing to support the distribution and fulfillment of EndeavorRx during the transition. Further development of our pipeline outside of ADHD will be contingent upon capital raising and supportive business development activities.

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

Product Revenue

To date, we have not generated significant product revenue from the sale of EndeavorRx prescriptions and EndeavorOTC subscriptions. Revenue from sales of our products is difficult to predict and is not expected to substantially reduce Akili’s continued operating losses resulting from our commercial efforts and research and development activities for the foreseeable future.

Product revenue from our existing products, as well as potential future product candidates, is and will be impacted by many factors, including the following three variables: product adoption and pricing.

Product Adoption

To continue to grow our business, we will need to execute on our recently announced strategic plan to transition from a prescription to a non-prescription model. We believe this new consumer-led subscription model will remove barriers to adoption, such as reliance on payers or the need for a prescription, and enable us to meet customer needs directly to grow the business. This will be driven by increased investment in direct-to-consumer acquisition and retention activities. If we are not successful in demonstrating the benefits of our products or do not achieve the support of customers, our sales may decline, or we may fail to increase our revenue.

Pricing

In the future, we aim to continue to expand the pricing options available with offers spanning multiple tiers as well as various patient populations. In the future, our products may be subject to competition which may impact our pricing and in addition, our prescription products may be subject to legislative prescription-pricing practices.

As a result of our ongoing transition to a new non-prescription model, we have limited conversations with commercial insurers and government payers regarding reimbursement coverage for our treatments. However, we continue to support caregivers and patients interested in our EndeavorRx pediatric ADHD product. Patients may not be able to adopt or may choose not to adopt our prescription digital therapeutic if they are unable to obtain adequate third-party coverage or reimbursement.

Currently, EndeavorOTC is available only through direct purchase or cash pay by customers via the Apple App Store or Google Play.

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

Cost of Product Revenue

Cost of product revenue consists primarily of costs that are closely correlated or directly related to the delivery of our EndeavorRx and EndeavorOTC products, including personnel and related costs, third party contractor expenses, royalties, amortization of capitalized software related to our commercialized products and software subscriptions related to our products and hosting fees. Sales of EndeavorRx incur pharmacy dispense fees and sales of EndeavorOTC incur Apple App Store and Google Play fees, which are also included in cost of product revenue. With the termination of our digital pharmacy agreement, effective in late October 2023, pharmacy dispense fees for EndeavorRx will end as we have transitioned to an in-house direct distribution system for the processing and fulfillment of EndeavorRx. Fees charged by the app stores are between 15% and 30% of the sales price and are dependent on certain revenue thresholds. Accordingly, we expect the overall cost of product revenue to increase as we further commercialize our EndeavorOTC product and increase the volume of EndeavorOTC sales.

Research and Development Expenses

Following the May 2023 announcement of topline results of the STARS-ADHD-Adult clinical trial, in June 2023 we released EndeavorOTC, which is built on the same SSME technology platform as our EndeavorRx product, nationwide without a prescription to improve attention function, ADHD symptoms and quality of life in adults 18 years of age and older with primarily inattentive or combined-type ADHD under the FDA’s COVID-19 Guidance. We submitted a marketing submission to FDA for EndeavorOTC on October 30, 2023 and FDA received the submission on October 30, 2023, which is currently undergoing technical review by FDA.

Following the June 2023 release of EndeavorOTC, in September 2023 we announced a new strategic plan to transition our business from a prescription to a non-prescription model. While we are continuing to support existing customers using our one FDA-authorized product, EndeavorRx, which is indicated for use to improve attention function for children ages 8-12 with primarily inattentive or combined-type ADHD who have a demonstrated attention issue, our adolescent label expansion filing for EndeavorRx remains under review by FDA.

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

Our efforts are primarily focused on managing and executing on our strategic plan announced in September 2023 to transition from a prescription to a non-prescription model, including obtaining regulatory clearance and commercializing EndeavorOTC in adults with ADHD, obtaining an expanded label for EndeavorRx in adolescents ages 13-17 with ADHD, pursuing regulatory approval for over-the-counter labeling of both our EndeavorRx and EndeavorOTC products and continuing to support the distribution and fulfillment of EndeavorRx during the transition. Further development of our pipeline outside of the ADHD space will be contingent upon capital raising and supportive business development activities. As a result, our R&D expenses decreased in the three months ended September 30, 2023, excluding the impact of any severance costs, and we expect R&D expenses to continue to decline in the fourth quarter of 2023.

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

In addition to our ADHD programs, our R&D activities include previously-launched investigator-initiated studies. Further development of our pipeline outside of ADHD will be contingent upon capital raising and supportive business development activities.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of compensation for personnel, including stock-based compensation, related to commercial, marketing, executive, finance and accounting, legal, information technology, corporate and business development, human resource functions and impairments of right-of-use assets. Other SG&A expenses include marketing-related expenses (including advertising, marketing partners and materials, market research and analysis), software expenses, travel expenses, professional services fees (including legal, patent, accounting, audit, tax and consulting fees), insurance costs, amortization of issuance costs on undrawn debt, general corporate expenses and allocated certain payroll and facilities-related expenses, including payroll taxes, benefits, rent and facility maintenance.

As we pursue a regulatory and commercial strategy for our EndeavorOTC product, we expect our marketing-related expenses to increase as we grow awareness and adoption of our EndeavorOTC product through direct-to-consumer channels.

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

Change in fair value of earn-out liabilities includes the change in fair value from December 31, 2022 through September 30, 2023, of the earn-out liabilities related to Earn-Out Shareholders.

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

Results of Operations

Three and Nine Months Ended September 30, 2023 and 2022

The table and discussion below present the results for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenues	$702	$82	$620	756%	$929	$212	$717	338%
Cost of revenues	280	123	157	128%	567	316	251	79%
Gross profit (loss)	422	(41)	463	-1129%	362	(104)	466	-448%
Operating expenses:
Research and development	4,912	7,554	(2,642)	-35%	15,629	21,216	(5,587)	-26%
Selling, general and administrative	13,936	16,911	(2,975)	-18%	37,595	47,250	(9,655)	-20%
Total operating expenses	18,848	24,465	(5,617)	-23%	53,224	68,466	(15,242)	-22%
Operating loss	(18,426)	(24,506)	6,080	-25%	(52,862)	(68,570)	15,708	-23%
Other income (expense):
Other income	1,004	346	658	190%	3,173	395	2,778	703%
Interest expense	(582)	(496)	(86)	17%	(1,839)	(866)	(973)	112%
Change in estimated fair value of earn-out liabilities	2,128	77,892	(75,764)	-97%	3,182	77,892	(74,710)	-96%
Total other income (expense)	2,550	77,742	(75,192)	-97%	4,516	77,421	(72,905)	-94%
Income (loss) before income taxes	(15,876)	53,236	(69,112)	-130%	(48,346)	8,851	(57,197)	-646%
Income tax expense	-	-	-	*	-	-	-	*
Net income (loss)	$(15,876)	$53,236	$(69,112)	-130%	$(48,346)	$8,851	$(57,197)	-646%
Unrealized gain on short-term investments	$25	$14	$11	79%	$21	$7	$14	200%
Comprehensive income (loss)	$(15,851)	$53,250	$(69,101)	-130%	$(48,325)	$8,858	$(57,183)	-646%

* Percentage change not meaningful

Revenue—Revenue was $0.7 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively. There was an increase in revenue from the same period in the prior year primarily due to an increase in product revenue from sales of EndeavorOTC.

Revenue was $0.9 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively. There was an increase in revenue from the same period in the prior year primarily due to an increase in product revenue from sales of EndeavorOTC.

Cost of revenue—Cost of revenue was $0.3 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively. There was an increase in product-related costs of revenue in the three months ended September 30, 2023 due to the increased sales volume.

Cost of revenue was $0.6 million and $0.3 the nine months ended September 30, 2023 and 2022, respectively. There was an increase in product-related costs of revenue in the nine months ended September 30, 2023 due to the increased sales volume.

Research and development—R&D expenses were $4.9 million and $7.6 million for the three months ended September 30, 2023 and 2022, respectively. Most expenses in the current period are related to the development of and changes to the EndeavorOTC product and most expenses in the prior period are related to the development of our SSME platform, which is the therapeutic engine that targets and activates systems in the brain that play a key role in attention function and is the underlying technology used in both our EndeavorRx and EndeavorOTC products. The decrease of $2.7 million was primarily due to the following:

•
a decrease of $1.3 million of personnel-related expenses primarily due to the restructurings and a decrease in stock compensation, which decreased the expense from $5.3 million in the three months ended September 30, 2022 to $4.0 million in the three months ended September 30, 2023. The change in estimated fair value of earn-out liabilities related to Earn-Out Service Providers accounted for a decrease of $0.6 million in the three months ended September 30, 2023;
•
a decrease of $0.9 million of clinical studies and expenses due to the timing of our clinical trials and the restructuring of our business to preserve capital and focus primarily on commercializing EndeavorOTC in ADHD and seeking a label expansion for EndeavorRx in adolescent ADHD patients, which resulted in the reprioritization of our pipeline of preclinical and clinical development programs. As a result, clinical studies and expenses decreased from $1.1 million in the three months ended September 30, 2022 to $0.2 million in the three months ended September 30, 2023; and
•
a decrease of $0.5 million related to various other expenses such as a decrease in external consulting fees, which decreased the expense from $0.9 million for the three months ended September 30, 2022 to $0.4 million for the three months ended September 30, 2023.

R&D expenses were $15.6 million and $21.2 million for the nine months ended September 30, 2023 and 2022, respectively. Most expenses in the current period are related to the development of and updates to the EndeavorOTC product and most expenses in the prior period are related to the development of our SSME platform, which is the therapeutic engine that targets and activates systems in the brain that play a key role in attention function and is the underlying technology used in both our EndeavorRx and EndeavorOTC products. The decrease of $5.6 million was primarily due to the following:

•
a decrease of $2.7 million of clinical studies and expenses due to the timing of our clinical trials and the restructuring of our business to preserve capital and focus primarily on commercializing EndeavorRx and EndeavorOTC in ADHD and seeking a label expansion for EndeavorRx in adolescent ADHD patients, which resulted in the reprioritization of our pipeline of preclinical and clinical development programs. As a result, clinical studies and expenses decreased from $3.9 million in the nine months ended September 30, 2022 to $1.2 million in the nine months ended September 30, 2023;
•
a decrease of $2.0 million of personnel-related expenses primarily due to the lower headcount from the restructurings, partially offset by severance payments, which decreased the expense from $14.4 million in the nine months ended September 30, 2022 to $12.4 million in the nine months ended September 30, 2023. The change in estimated fair value of earn-out liabilities related to Earn-Out Service Providers accounted for a decrease of $0.7 million in the nine months ended September 30, 2023;
•
a decrease of $0.1 million of computer equipment and software expenses due to a decrease in software subscriptions, which decreased the expense from $0.9 million in the nine months ended September 30, 2022 to $0.8 million in the nine months ended September 30, 2023; and
•
a decrease of $0.8 million related to various other expenses such as a decrease in external consulting fees, which decreased the expense from $2.0 million for the nine months ended September 30, 2022 to $1.2 million for the nine months ended September 30, 2023.

Selling, general and administrative—SG&A expenses were $13.9 million and $17.0 million for the three months ended September 30, 2023 and 2022, respectively. The decrease of $3.1 million was primarily due to the following:

•
an increase of $2.3 million in marketing and advertising costs;
•
a decrease of $2.4 million in consulting, legal, accounting and other professional service costs;
•
a decrease of $2.7 million related to various other expenses. As part of the Business Combination in 2022, there was a one time allocation of transaction costs to Earn-out Shares of $3.0 million based on the relative fair value of these instruments as compared to the other newly issued instruments. This is the primary cause of the decrease as there was no related expense in 2023; and
•
a decrease of $0.3 million in personnel-related costs, primarily due to a lower headcount and stock compensation, partially offset by severance pay from the September 2023 restructuring. The change in estimated fair value of earn-out liabilities related to

Earn-Out Service Providers accounted for a decrease of $1.2 million of the expense in the three months ended September 30, 2023.

SG&A expenses were $37.6 million and $47.3 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease of $9.7 million was primarily due to the following:

•
a decrease of $7.2 million in marketing and advertising costs;
•
a decrease of $6.2 million in consulting, legal, accounting and other professional service costs;
•
a decrease of $0.4 million related to various other expenses. The decrease is primarily driven by $3.0 million of transaction costs allocated to the Earn-out Shares based on the relative fair value of these instruments as compared to the other newly issued instruments as part of the Business Combination and the loss on impairment of right-of-use assets; and
•
an increase of $4.1 million in personnel-related costs, primarily due to the severance pay from the restructurings related to certain SG&A personnel. The change in estimated fair value of earn-out liabilities related to Earn-Out Service Providers accounted for a decrease of $1.3 million of the expense in the nine months ended September 30, 2023.

Other income—Other income was $1.0 million and $0.4 million in the three months ended September 30, 2023 and 2022, respectively. The increase was due to an increase in short-term investments held and higher interest rates.

Other income was $3.2 million and $0.3 million in the nine months ended September 30, 2023 and 2022, respectively. The increase was due to an increase in short-term investments held and higher interest rates.

Interest expense—Interest expense was $0.6 million and $0.5 million in the three months ended September 30, 2023 and 2022, respectively. The change was primarily related to rising variable interest rates during the three months ended September 30, 2023, partially offset by a decrease in the outstanding principal of the note payable.

Interest expense was $1.8 million and $0.9 million in the nine months ended September 30, 2023 and 2022, respectively. The $0.9 million increase was primarily related to an increase in the outstanding principal of the note payable and rising variable interest rates during the nine months ended September 30, 2023.

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

Income taxes—We did not incur material income tax expenses for the nine months ended September 30, 2023 or 2022. Given our lack of prior earnings history, we have a full valuation allowance primarily related to our net operating losses and R&D credit carryforwards that we do not consider more likely than not to be realized.

Liquidity and Capital Resources

Since our inception, our primary sources of capital have been proceeds from sales of convertible preferred stock, payments received in connection with the Collaboration Agreement, proceeds from borrowings under various credit facilities and proceeds from the Business Combination.

For the nine months ended September 30, 2023 and 2022, we incurred net operating losses of $52.9 million and $68.6 million, respectively.

As of September 30, 2023, we had an accumulated deficit of $288.6 million. As of September 30, 2023, we had outstanding debt of $14.7 million, net of debt issuance costs and debt discount. As of September 30, 2023, we had cash and cash equivalents of $73.8 million and short-term investments of $12.5 million.

Our cash flows may fluctuate and are difficult to forecast and will depend on many factors. The revenue from the sale of our EndeavorRx and EndeavorOTC products at the present time is not sufficient to cover operating costs incurred. Our ability to achieve sufficient revenue to cover our costs is highly dependent on achieving and maintaining broad market acceptance by customers of our non-prescription model. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future.

In May 2021, we entered into an Amended and Restated Loan and Security Agreement with SVB and SVB Innovation Credit Fund VIII, L.P., (such agreement, the “SVB Term Loan”). On March 10, 2023, SVB was closed by the California Department of Financial

Protection and Innovation, and the FDIC was appointed as receiver. On March 13, 2023, pursuant to a joint statement released by the U.S. Department of Treasury, the U.S. Federal Reserve, and the FDIC, the U.S. government provided assurance that all depositors would be fully protected. Thereafter, the FDIC transferred all deposits of SVB to a newly created bridge bank, SVBB, which announced that it would fully honor existing credit facilities. On March 27, 2023, First Citizens BancShares, Inc. entered into an agreement with the FDIC to purchase all assets and liabilities of SVB and confirmed it would fully honor existing credit facilities. As of September 30, 2023, there was $12.5 million outstanding under the SVB Term Loan facility and there is no remaining available undrawn debt. Additionally, the corporate bond issued with Shionogi in March 2019 continues to have $5.0 million outstanding as of September 30, 2023.

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

Cash and cash equivalents

Our cash and cash equivalents balance as of September 30, 2023 was $73.8 million. Our future capital requirements may vary from those currently planned and will depend on various factors, including the timing and extent of R&D spending, commercialization of our EndeavorRx and EndeavorOTC products, and spending on other strategic business initiatives.

Short-term investments

Our short-term investments balance as of September 30, 2023 was $12.5 million and consists of United States Treasuries with original maturity dates of more than three months but less than one year.

Liquidity Risks

We expect to incur substantial additional expenditures in the near term to support our ongoing activities, including obtaining regulatory clearance and commercializing EndeavorOTC in adults with ADHD, obtaining an expanded label for EndeavorRx in adolescents ages 13-17 with ADHD, pursuing regulatory approval for over-the-counter labeling of both our EndeavorRx and EndeavorOTC products, continuing to support the distribution and fulfillment of EndeavorRx during the transition and continuing to operate as a public company. We expect to continue to incur net losses for the foreseeable future. Our ability to fund our product development and clinical operations as well as commercialization of EndeavorOTC will depend on the amount and timing of cash available to fund operations. Our future liquidity and capital funding requirements will depend on numerous factors, including:

•
our revenue growth;
•
our ability to successfully manage and execute on our strategy to advance EndeavorOTC for adults;
•
our ability to obtain and maintain user adoption and retention of our products;
•
the amount and timing of sales and other revenues from our products and any other future product candidates, if approved, including the sales price;
•
the effectiveness of our sales and marketing efforts;
•
our R&D efforts;
•
the emergence and effect of competing or complementary products;
•
the outcome, timing and cost of obtaining and maintaining regulatory approvals for any of our products or product candidates and of meeting regulatory requirements established by the FDA, or comparable foreign regulatory authorities;
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
•
our ability to retain our current employees and any future need to hire additional management and sales, technical and medical personnel; and
•
the extent to which we acquire or invest in business, products or technology.

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

Because of the numerous risks and uncertainties associated with the development and commercialization of our products or any other future product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated product development and commercialization programs.

Cash Flows

The following table provides a summary of cash flow data for each applicable period:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(48,730)	$(62,562)
Net cash provided by (used in) investing activities	71,043	(66,635)
Net cash provided by (used in) financing activities	(2,611)	141,959
Net increase in cash	$19,702	$12,762

Net Cash Used in Operating Activities

Nine Months Ended September 30, 2023 and 2022

Net cash used in operating activities was $48.7 million for the nine months ended September 30, 2023. Net cash used in operating activities consists of net loss of $48.3 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include decreases related to amortization of premium on short-term investments of $1.5 million and the change in estimated fair value of earn-out liabilities of $3.2 million, offset by increases related to stock-based compensation expense of $6.3 million, non-cash interest expense of $0.6 million, and impairment loss on sublease of $0.4 million. There was an additional decrease to net loss of $3.7 million related to the change in operating assets and liabilities primarily due to a reduced bonus and commission accrual related to the reductions in workforce and decrease in accounts payable due to lower external spend, partially offset by a decrease in prepaid insurance and clinical trials.

Net cash used in operating activities was $62.6 million for the nine months ended September 30, 2022. Net cash used in operating activities consists of net income of $8.9 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include depreciation expense of $0.2 million, stock-based compensation expense of $7.2 million, non-cash interest expense of $0.3 million and a decrease related to the change in estimated fair value of earn-out liabilities of $77.9 million. There was an additional $1.5 million change in operating assets and liabilities primarily due to an increased prepaid insurance amount in the nine months ended September 30, 2022.

Net Cash Provided by (Used in) Investing Activities

Nine Months Ended September 30, 2023 and 2022

Net cash provided by investing activities was $71.0 million for the nine months ended September 30, 2023. The cash was related to the proceeds from maturities of short-term investments, partially offset by cash used to purchase short-term investments.

Net cash used in investing activities was $66.6 million for the nine months ended September 30, 2022. The cash was primarily used to purchase short-term investments, partially offset by the proceeds from maturities of short-term investments.

Net Cash Provided by (Used in) Financing Activities

Nine Months Ended September 30, 2023 and 2022

Net cash used in financing activities was $2.6 million for the nine months ended September 30, 2023 and consisted of repayment of principal on the note payable and taxes paid related to net share settlements of share-based awards.

Net cash provided by financing activities was $142.0 million for the nine months ended September 30, 2022 and consisted primarily of $131.8 million of proceeds from the Business Combination, net of transaction costs and $10.0 million of proceeds from the issuance of a note payable.

Funding Requirements

Based on our current operating plan, we believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations and capital expenses into the second half of 2025. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

Debt Financing and Covenants

At September 30, 2023, the Company had outstanding principal of $12,500 under the SVB Term Loan facility and there was no remaining available undrawn debt. The SVB Term Loan bears interest through maturity at a per annum rate of the greater of (a) the Wall Street Journal Prime Rate plus 3.75% and (b) 7.0%. As of September 30, 2023, the interest rate was 12.3%. We were required to make interest-only payments through May 2023, and starting in June 2023 we began to repay the outstanding principal in 24 equal monthly payments.

The SVB Term Loan is secured by substantially all of our personal property assets, including accounts receivable, equipment, license agreement, general intangibles, inventory and investment property, and all of the proceeds and products of the foregoing. The Amended and Restated Loan and Security Agreement with SVB required an exclusive relationship for our operating cash account, however in light of the events and status of SVB, in April 2023 we entered into a Letter Agreement to amend the Amended and Restated Loan and Security Agreement with SVB (now a division of First-Citizens Bank & Trust Company) to allow the Company to establish accounts and move a portion of our cash resources to other financial institutions. The SVB Term Loan contains various affirmative and negative covenants that limit our ability to engage in specified types of transactions. We were in compliance with the covenants under the SVB Term Loan as of September 30, 2023.

See Note 10, Note Payable, of the notes to Akili’s consolidated financial statements for the years ended December 31, 2022 and 2021, included in the Annual Report, and Note 6, Note Payable, of the notes to Akili’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2023, included elsewhere in this Quarterly Report, for further information. In the future, we may seek to obtain other additional sources of financing, including incurring term debt or issuing equity or issuing debt securities.

Contractual Obligations

Akili currently leases office space in Boston, Massachusetts, under a non-cancelable operating lease which will expire in December 2023. In November 2023, Akili entered into a new membership agreement for access to office space in Boston, Massachusetts for a one-year term, with such access commencing on January 1, 2024. Akili also leases office space in Larkspur, California, under a non-cancelable operating lease that expires in November 2026. We enter into agreements in the normal course of business with various vendors, which are generally cancelable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation.

See Note 7, Commitments and Contingencies, of the notes to Akili’s consolidated financial statements for the years ended December 31, 2022 and 2021 included in the Annual Report, for further information.

Off-Balance Sheet Arrangements

During the periods presented, Akili did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements.

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

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, of the notes to Akili’s consolidated financial statements for the years ended December 31, 2022 and 2021 included in the Annual Report and Akili’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2023, included elsewhere in this Quarterly Report, for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of the potential impact on our financial condition and results of operations.

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

Earn-Out Liabilities

We concluded that the issuance of Rights to Earn-Out Shareholders constitutes a deemed dividend and evaluated the Rights for classification under guidance applicable to financial instruments. In assessing classification, we considered ASC Subtopic 815-40 “Contracts in Entity’s Own Equity” and determined the Rights contain settlement provisions that preclude them from being indexed to our stock and accordingly liability classification is required. We concluded issuance of the Rights to Earn-Out Service Providers represents compensation in scope of ASC Topic 718, “Compensation - Stock Compensation.” In considering relevant classification guidance, we determined the Rights issued to Earn-Out Service Providers are liabilities because they are indexed to whether such Earn-Out Service Providers hold qualifying equity instruments when the earn-out targets are achieved. The fair value of the contingent earn-out consideration is estimated as of the acquisition date at the present value of the expected contingent payments using a Monte Carlo Simulation Method (“MCSM”), which uses the following assumptions: price targets, current stock price, risk-free interest rate, expected term, expected volatility, and expected dividend yield. The fair value estimates use unobservable inputs that reflect our own assumptions as to our ability to meet the earn-out targets and discount rates used in the calculations. The unobservable inputs are defined in ASC Topic 820, “Fair Value Measurements and Disclosures,” as Level 3 inputs. We review the probabilities of achievement of the earn-out targets to determine the impact on the fair value of the earn-out consideration on a quarterly basis over the earn-out period. Changes in the estimated fair value of the contingent earn-out consideration related to Earn-Out Shareholders are recorded in other income (expense) in the Consolidated Statements of Operations and Comprehensive Income (Loss) and are reflected in the period in which they are identified. Changes in the estimated fair value of contingent earn-out consideration related to Earn-Out Service Providers is recorded as stock compensation for the period. Changes in the estimated fair value of the contingent earn-out consideration may materially impact or cause volatility in our operating results.

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

We generate EndeavorRx product revenue from contracts with caregivers and patients who purchase subscriptions to access our FDA-cleared, prescription-only video game-based digital therapeutic (“Clients”). Clients are billed in advance for the entire subscription term. Along with the subscription to the video game-based treatment, the Clients also receive reporting metrics and technical support services. The reporting metrics rely on gameplay data being sent back from EndeavorRx, which we analyze in order to provide information on daily efforts and level completion to our Clients throughout the subscription term via the EndeavorRx Insight app. The subscription to the video game-based treatment, reporting metrics and technical support services are combined as a single stand-ready performance obligation because while the components are separate performance obligations, they have the same method and pattern of recognition. Accordingly, the consideration is recognized ratably on an over time basis over the subscription period which begins once the access code is inputted into the game by the Client and game play has started.

We generate EndeavorOTC product revenue from contracts with customers who purchase subscriptions to access our over-the-counter video game-based digital therapeutic. Customers are billed in advance for the entire subscription term. Along with the subscription to the video game-based treatment, the customers also receive technical support services and access to software updates. The technical support services and access to software updates were determined to be immaterial in the context of the contract primarily due to the fact that the underlying SSME technology is not being updated throughout the subscription term, and therefore the primary functionality of the product is not changed during the term of the arrangement. As EndeavorOTC has significant stand-alone functionality that can be used immediately upon delivery, the performance obligation is considered complete upon delivery and the consideration is recognized at that point in time.

Under the Collaboration Agreement, we historically recognized revenue over time on an inputs-based method that uses a cost to cost measure of progress. There was no revenue recognized under the Collaboration Agreement for the nine months ended September 30, 2022 and 2023.

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

Legacy Akili Common Stock Valuations

The fair value of Legacy Akili’s common stock underlying stock awards was determined by the board of directors (the “Board”). Given the absence of a public trading market, the Board considered numerous objective and subjective factors to determine the fair value of Legacy Akili’s common stock at each board of directors meeting in which stock awards were approved. These factors included, but were not limited to:

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

The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of our preferred and common stock and our stock-based compensation expense could be materially different. The fair value of the underlying common stock was determined by the Board until the Company became listed on an established stock exchange.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. As of September 30, 2023, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

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

We are a technology company with developmental stage assets, with a limited operating history. Like biopharmaceutical product development, digital therapeutic product development is a highly speculative undertaking and involves a substantial degree of risk. Since Akili’s inception in December 2011, we have focused substantially all of our efforts and financial resources on developing our computational platform, building our research and development capabilities, and sourcing, researching, licensing in key assets and developing our product candidates. We have generated limited revenue from product sales, and we do not expect to generate significant revenue from product sales in the foreseeable future. We have only obtained marketing authorizations to commercialize EndeavorRx in the U.S. and the European Economic Area, but have not received regulatory approval to market it anywhere else in the world. We submitted a filing to FDA seeking label expansion for EndeavorRx to include adolescents ages 13-17 with ADHD; this label expansion filing was accepted by FDA in May 2023 and remains under review with FDA. In June 2023, EndeavorOTC, which is built on the same platform as EndeavorRx, was made available nationwide without a prescription to improve attention function, ADHD symptoms and quality of life in adults 18 years of age and older with primarily inattentive or combined-type ADHD, under the FDA guidance entitled “Enforcement Policy for Digital Health Devices for Treating Psychiatric Disorders During the Coronavirus Disease 2019 Public Health Emergency” (the “COVID-19 Guidance”). The COVID-19 Guidance allows for the marketing of certain digital therapeutics without premarket clearance, de novo classification, or approval so long as certain criteria are met for the duration of the COVID-19 Guidance, which was expected to remain in effect until November 7, 2023 consistent with FDA guidance entitled “Transition Plan for Medical Devices That Fall Within Enforcement Policies Issued During the Coronavirus Disease 2019 (COVID-19) Public Health Emergency” (the “COVID-19 Transition Guidance”). The COVID-19 Transition Guidance allows for the continued distribution of devices falling under the COVID-19 Guidance without marketing authorization so long as the manufacturer has submitted a marketing submission to FDA, the submission has been accepted by FDA prior to November 7, 2023 and FDA has not taken a final action on the marketing submission. While EndeavorOTC has not been cleared or authorized by FDA for any indications, we submitted a marketing submission to FDA for EndeavorOTC on October 30, 2023 and FDA received the submission on October 30, 2023, which is currently undergoing technical review by FDA. Through communications with FDA regarding the COVID-19 Transition Guidance, it was clarified that marketing submissions received by FDA on or before November 7, 2023, that pass their technical review after the deadline without being placed on submission hold will still be eligible for continued enforcement discretion. Pursuant to FDA’s guidance on this topic, we are continuing to commercialize, distribute, and market EndeavorOTC under the COVID-19 Guidance. There can be no assurance that our submission will be accepted by FDA or that in the future we will obtain regulatory clearance or marketing authorizations from FDA or other regulators to market and sell EndeavorOTC or any other future products in the U.S. or anywhere else in the world. FDA has broad authority to change its enforcement discretion at any time. If our submission is not accepted or not ultimately cleared, FDA may not continue to provide enforcement discretion.

We have incurred net losses and negative operating cash flows in each year since our inception. Our net loss was $48.3 million and our net income was $8.9 million for the nine months ended September 30, 2023 and 2022 respectively, and we had an accumulated deficit of $288.6 million as of September 30, 2023. Our net cash used in operating activities was $48.7 million and $62.6 million for the nine months ended September 30, 2023 and 2022, respectively. Substantially all of our operating losses and negative operating cash flows have resulted from costs incurred in connection with developing our technology, research and development efforts, advancing our research stage and clinical programs, building our clinical operations group, facilities costs, depreciation and amortization and general and administrative expenses. Our current efforts are primarily focused on managing and executing our strategic plan to transition from a prescription to a non-prescription model, including obtaining regulatory clearance and commercializing EndeavorOTC in adults with ADHD, obtaining an expanded label for EndeavorRx in adolescents ages 13-17 with ADHD, pursuing regulatory approval for over-the-counter labeling of both our EndeavorRx and EndeavorOTC products and continuing to support the distribution and fulfillment of EndeavorRx during the transition. Further development of our programs outside of ADHD will be contingent upon capital raising and supportive business development activities. We expect to continue to incur significant marketing-related expenses as we commercialize EndeavorOTC. We will also continue to incur costs associated with operating as a public company. As a result, we expect to continue to incur significant operating and negative operating cash flows losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with developing and commercializing new technologies, such as EndeavorOTC and EndeavorRx, our digital therapeutics products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

The failure of our digital therapeutics to achieve and maintain market acceptance and adoption, particularly by customers, could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our new non-prescription business model is highly dependent on our digital therapeutics, following marketing authorization, achieving and maintaining broad market acceptance and adoption, particularly by customers. Market acceptance and adoption of our digital therapeutics depends primarily on educating people with cognitive impairments, as well as self-insured employers, commercial and government payers, health plans and physicians and other government entities, as to the distinct features, therapeutic benefits, cost savings, and other advantages of our digital therapeutics as compared to competitive products or other currently available methodologies. If we are not successful in demonstrating to existing or potential customers the benefits of our products, or if we are not able to achieve the support particularly of customers who use our products, we may not achieve sales in line with our forecasts.

Achieving and maintaining market acceptance of our products could be negatively impacted by many factors, including:

•
the failure of EndeavorOTC to achieve wide acceptance and adoption by customers;
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

In addition, our products may be perceived by customers and healthcare providers to be more complicated or less effective than traditional approaches, and people may be unwilling to change their current health regimens. Moreover, we believe that healthcare providers tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third-party reimbursement. Accordingly, healthcare providers may not recommend our products until there is sufficient evidence to convince them to alter their current approach.

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

The precise incidence and prevalence for ADHD are unknown. Our projections of both the number of people who have this disorder, as well as the people with ADHD who have the potential to benefit from treatment with EndeavorRx or EndeavorOTC, are based on estimates, which are inherently uncertain. The potential revenue opportunity in ADHD for EndeavorRx and EndeavorOTC will ultimately depend upon, among other things, feedback from our market testing efforts including various pricing and distribution strategies, the regulatory and commercial strategy, the diagnosis criteria included in the final label for our current and future products for sale for this indication, acceptance by customers and the medical community, and pricing. The number of potential customers in our targeted commercial markets and elsewhere may turn out to be lower than expected, our expected duration of therapy or treatment may turn out to be lower than expected, customers may not be otherwise amenable to treatment with our cleared product, our over-the-counter product or any other future product candidates, or new customers may become increasingly difficult to identify or gain access to, all of which would adversely affect our revenue potential, results of operations and our business. If we are not successful in achieving regulatory approvals for our products or demonstrating the benefits of our products or do not achieve the support of these customer groups, our sales may decline, or we may fail to increase our revenue. In addition, in connection with our September 2023 announced change in business strategy and related ongoing testing of pricing, marketing and distribution strategies, we are unable to confirm our prior potential revenue estimates of the opportunity across ADHD as the assumptions underlying these estimates have changed. At this time we do not have plans to provide any new estimates with respect to the potential revenue opportunity.

Our development programs represent novel and innovative potential therapeutic areas, and negative perception of any product or product candidate that we develop could adversely affect our ability to conduct our business, obtain marketing authorizations or identify alternate regulatory pathways to market for such product candidate.

Our EndeavorRx and EndeavorOTC products are considered relatively new and novel therapeutic approaches. Our success will depend primarily upon market acceptance and adoption of our products by customers as well as upon healthcare providers who specialize in the treatment of diseases targeted by our products recommending potential treatments that involve the use of our products in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. In addition, responses by the U.S., state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any of our products or product candidates, obtain or maintain marketing authorization, identify alternate regulatory pathways to market or otherwise achieve profitability.

For example, in the U.S., EndeavorRx is the first and only video game-based prescription digital therapeutic that has been granted marketing authorization by the FDA for children ages 8-12 years old with primarily inattentive or combined-type ADHD who have a demonstrated attention issue. We have developed a therapeutic technology for the treatment of attention-related cognitive impairments associated with ADHD and the potential treatment of, e.g., ASD, Covid fog, MS, MDD and acute cognitive dysfunction. The FDA or other regulatory authorities may lack experience in evaluating the safety and efficacy of products or product candidates based on such technology, which could result in a longer than expected regulatory review process, increase expected development costs and delay or prevent potential commercialization of products or product candidates.

Negative publicity concerning our products or the digital therapeutics market as a whole could limit market acceptance of our products. If customers and healthcare providers have a negative perception of digital therapeutics, then a market for our products may not develop at all, or it may develop more slowly than we expect. Our success will depend to a substantial extent on the willingness of healthcare providers to recommend our products, and our ability to demonstrate the value of our products to existing and potential customers as well as healthcare providers. Similarly, negative publicity regarding patient confidentiality and privacy in the context of technology-enabled healthcare or concerns experienced by our competitors could limit market acceptance of digital therapeutics.

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

Patient enrollment in clinical trials and completion of patient follow-up depend on many factors, including the size of the patient population, the nature of the trial protocol, the ability of patients to continue to receive medical care, the eligibility criteria for the clinical trial, patient compliance, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product or product candidate being studied in relation to other available therapies, including any new treatments that may obtain marketing authorization for the indications we are investigating. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and efficacy of a product candidate, or they may be persuaded to participate in contemporaneous clinical trials of a competitor’s product candidate. In addition, patients participating in our clinical trials may drop out before completion of the trial or experience adverse medical events unrelated to our products or product candidates. Disruptions caused by the effect of uncertainties related to public health or other crises such as the COVID-19 pandemic may also increase the likelihood that we or third parties encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may delay commencement or completion of the clinical trial, cause an increase in the costs of the clinical trial and delays, make our data more difficult to interpret, affect the powering of our trial, or result in the failure of the clinical trial.

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

From time to time, we or our partners may publicly disclose preliminary or topline data from our or our partners’ pilot studies and clinical trials of our product candidates, products, or technology, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we or our partners report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. Interim or preliminary data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment and treatment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or our partners, or by our competitors, could result in volatility in the price of our common stock.

Further, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the potential of the particular program, the likelihood of marketing authorization or commercialization of the particular product candidate, the commercial success of any product for which we may have already obtained authorization or clearance, and our company in general. In addition, the information we or our partners choose to publicly disclose regarding a particular study or clinical trial is derived from information that is typically extensive, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim, topline, or preliminary data that we or our partners report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our or our partners’ ability to obtain marketing authorization and commercialize our product candidates or products may be harmed, which could harm our business, operating results, prospects or financial condition.

Due to the significant resources required for the development of our pipeline, and depending on our ability to access capital, we must prioritize certain development programs over others. We may fail to expend our limited resources on certain development programs that may have been more profitable or for which there is a greater likelihood of success.

We currently have one prescription-only product, EndeavorRx, that has been granted marketing authorization in the U.S. and the European Economic Area, one over-the-counter product, EndeavorOTC, that has not yet received regulatory marketing authorizations from FDA or other regulators and other product candidates outside of ADHD that are at various stages of development but for which further development will be contingent upon capital raising and supportive business development activities. As a result of our pipeline prioritization and resource allocation, we are currently focused primarily on managing and executing our strategic plan to transition from a prescription to a non-prescription model, including obtaining regulatory clearance and commercializing EndeavorOTC in adults with ADHD, obtaining an expanded label for EndeavorRx in adolescents ages 13-17 with ADHD, pursuing regulatory approval for over-the-counter labeling of both our EndeavorRx and EndeavorOTC products and continuing to support the distribution and fulfillment of EndeavorRx during the transition. There can be no assurance that we have prioritized optimally, that our non-prescription model will be successful or that we will be successful in the programs and business model we choose to advance.

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

Additionally, we may not be in a position to exercise sole decision-making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with our current or future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we have limited control over the amount and timing of resources that our current collaborators or any future collaborators choose to devote or are able to devote to our collaborators’ or our future products. For example, our plan to initiate a clinical trial of technology exclusively licensed from TALi Digital in children ages 3-8 with ADHD was previously delayed, and in October 2023 the parties mutually agreed to terminate the License, Development and Commercialization Agreement. Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.

We depend on our senior management team, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers. These executive officers are at-will employees and therefore they may terminate employment with us at any time with no advance notice. We rely on our broader leadership team in the areas of operations, clinical and software development, information security, marketing, compliance and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The loss of one or more of the members of our senior management team, or other key employees, could harm our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. For example, October 6, 2023, we announced a leadership transition where our co-founder and Chief Executive Officer, Edward Martucci II, Ph.D., resigned from his role as Chief Executive Officer and was appointed to a new role as Chair of the Board and Matthew Franklin, our President and Chief Operating Officer, was appointed to the role of President and Chief Executive Officer.

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

If customers and/or healthcare providers are not willing to change current practices to adopt EndeavorOTC and/or EndeavorRx, or if EndeavorOTC and/or EndeavorRx fail to gain increased market acceptance, our ability to execute our strategy will be impaired, and our business, prospects, results of operations and financial condition could be materially adversely affected.

Our strategy to grow our revenue is to focus our efforts primarily on managing and executing our strategic plan to transition from a prescription to a non-prescription model, including obtaining regulatory clearance and commercializing EndeavorOTC in adults with ADHD, obtaining an expanded label for EndeavorRx in adolescents ages 13-17 with ADHD, pursuing regulatory approval for over-the-counter labeling of both our EndeavorRx and EndeavorOTC products and continuing to support the distribution and fulfillment of EndeavorRx during the transition. If we are not successful in demonstrating the benefits of our products or do not achieve the support of customers and the medical community, our sales may decline, or we may fail to increase our revenue. Customers or the medical community may choose not to adopt our digital therapeutic products for a number of reasons, including:

•
lack of comfort with video-game based products;

•
lack of comfort with EndeavorOTC or EndeavorRx video game or user interface;
•
unwillingness or inability to pay for EndeavorOTC or EndeavorRx;
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

As we transition from a prescription to a non-prescription model, we expect to focus our sales and marketing efforts primarily on trying to grow awareness and adoption of EndeavorOTC. However, primary care physicians and physicians from other disciplines, as well as other medical professionals, such as psychiatrists and therapists, are often the initial point of contact for patients with ADHD. We believe that educating physicians in these disciplines and other medical professionals about the clinical merits, patient benefits and safety profile of our digital therapeutic products is an element of increasing product adoption.

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

In the digital health space, we compete with companies that have created non-regulated products to treat cognitive impairment in ADHD and other diseases and disorders resulting in cognitive impairment such as Cogstate, C8 Sciences, Cogmed, MindMaze, and Posit Science. These include educational products that are aimed at improving attention, which are not regulated by authorities like the FDA for children with ADHD, such as ACTIVATE by C8 Sciences and BrainHQ by Posit Science, the latter of which is available via the Apple App Store and on Google PlayTM. These companies, which may offer their solutions at lower prices, are continuing to develop additional products and becoming more sophisticated and effective. Competition from wellness apps, which are not authorized by the FDA but may attract customers for other reasons, and from other parties will result in continued pricing pressures, which are likely to lead to price declines in certain product segments, which could negatively impact our sales, profitability and market share. Additionally, if such uncleared or unapproved products are allowed to compete with our products, we will face increased competition from parties who have fewer barriers to enter our industry. This increased competition could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

We believe our corporate culture has been a critical contributor to our success and our ability to attract highly skilled personnel. If we do not continue to develop our corporate culture or maintain and preserve our core values as we evolve in the U.S. and internationally, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our business strategy. Moreover, liquidity available to our employee equity holders could lead to disparities of wealth among our employees, which could adversely impact relations among employees and our culture in general. Changes in our headcount, changes in our leadership team, and our status as a public company may result in a change to our corporate culture, which could harm our business.

We have experienced significant fluctuations in headcount since inception, including significant reductions in our employee headcount more recently. We cannot assure you that our reduced headcount will be adequate to manage our business and if in the future we continue to significantly reduce our employee headcount, we may not be able to manage that reduction effectively.

Since EndeavorRx was granted marketing authorization and classified as a Class II medical device by the FDA in June 2020 and we became a public company in August 2022, we have experienced significant operational fluctuations in our headcount. For example, our full-time employee headcount was reduced by approximately 30% as part of a workforce reduction in January 2023. And in September 2023, in connection with our announced planned change in business strategy to transition to a non-prescription model, we also announced a further workforce reduction of approximately 40% of our then-current workforce. We had 66 full-time employees as of September 30, 2023.

From time to time, we have taken steps to implement organizational changes to pursue greater efficiency and realign our business and strategic priorities. For example, in 2023, we have implemented internal restructurings and reorganizations designed to reduce the size and cost of our operations and improve operational efficiencies. On January 12, 2023 and September 13, 2023, we announced restructurings of our operations and reductions in our workforce. We may take similar steps in the future as we seek to realize operating synergies, optimize our operations to achieve our target operating model and profitability objectives, respond to market forces or better reflect changes in the strategic direction of our business. Taking these actions may also result in significant expense for us, including with respect to workforce reductions, disruptions to our business as well as decreased productivity due to employee distraction and unanticipated employee turnover. For example, we could face delays or challenges with product development or other business and strategic initiatives, as well as other disruptions to our operations. In addition, if there are unforeseen expenses associated with such realignments in our business strategies, and we incur unanticipated charges or liabilities, then we may not be able to effectively realize the expected cost savings or other benefits of such actions which could have an adverse effect on our business, operating results and financial condition. In addition, as our organization continues to evolve, and we are required to implement and adapt complex organizational management structures, we may find it difficult to maintain the benefits of our corporate culture, including our ability to develop and commercialize innovative products. Any of these developments could negatively affect our business, reputation, or financial results.

While we do not currently have plans to expand our workforce, to attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, significant fluctuations in employee headcount and in the price of our common stock makes it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other healthcare, technology and high-growth companies, which include both large enterprises and privately-held companies. If we were to seek to expand our workforce in the future, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business, results of operations and financial condition could be materially and adversely affected.

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

If a prolonged government shutdown occurs, or if global health concerns or other events continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Being a public company subject to these rules and regulations effectively requires us to maintain director and officer liability insurance, which is expensive, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. These factors could also make it more difficult for us to attract and retain qualified members of the Board, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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

Any failure to offer high-quality customer support may adversely affect our relationships with our existing and prospective patients and users of our products, and in turn our business, results of operations and financial condition.

In implementing and using our products, our customers will depend on our support to resolve issues in a timely manner. We may be unable to respond quickly enough to accommodate short-term increases in demand for support. Increased demand for support could increase costs and adversely affect our results of operations and financial condition. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could adversely affect customer satisfaction or the willingness of physicians to prescribe our prescription-only product or recommend our over-the-counter product, or any such future products, and in turn our business, results of operations, and financial condition.

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

Our current products and product candidates are in various stages of development. Our products or product candidates may fail in development or suffer delays that adversely affect their commercial viability. If we fail to maintain clearance, de novo classification or approval to market our products and product candidates, including EndeavorRx and EndeavorOTC for expanded indications, or if we are delayed in obtaining such marketing authorizations, our business, prospects, results of operations and financial condition could be materially and adversely affected.

The process of seeking FDA marketing authorization is expensive and time consuming. There can be no assurance that marketing authorization will be granted. If we are not successful in obtaining timely clearance, de novo classification or approval of our product candidates, we may never be able to generate significant revenue and may be forced to cease operations. Although our current efforts are primarily focused on managing and executing our strategic plan to transition from a prescription to a non-prescription model, including obtaining regulatory clearance and commercializing EndeavorOTC in adults with ADHD, obtaining an expanded label for EndeavorRx in adolescents ages 13-17 with ADHD, pursuing regulatory approval for over-the-counter labeling of both our EndeavorRx and EndeavorOTC products and continuing to support the distribution and fulfillment of EndeavorRx during the transition, we have in the past and may in the future resume development of our programs outside of ADHD. Further development of and such programs will be contingent upon capital raising and supportive business development activities. The FDA can delay, limit or deny marketing authorizations for many reasons, including:

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

EndeavorOTC and EndeavorRx are currently available via the Apple App Store® and on Google PlayTM, and each of our products is supported by third-party infrastructure. If our ability to access these markets or access necessary third-party infrastructure was stopped or otherwise restricted or limited, it could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our EndeavorOTC product and our EndeavorRx product are exclusively accessed through and depend on the Apple App Store and the Google Play Store. Both Apple and Google have broad discretion to make changes to their operating systems or payment services or change the manner in which their mobile operating systems function and their respective terms and conditions applicable to the distribution of our digital therapeutics, and to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our products, our ability to distribute our products through their stores, our ability to update our products, including to make bug fixes or other feature updates or upgrades, the features we provide, the manner in which we market our products and our ability to access native functionality or other aspects of mobile devices. To the extent either or both of them do so, our business, prospects, results of operations and financial condition could be materially and adversely affected.

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

We recently transitioned from a single third party digital pharmacy for the fulfillment of prescriptions for EndeavorRx to an internally developed in-house distribution system for EndeavorRx. This new in-house distribution system may increase the risk that we could have a disruption in the transition, fulfillment and renewal of prescriptions for EndeavorRx, which could have a material and adverse effect on our reputation, business, results of operations and financial condition.

We recently transitioned from a single third party digital pharmacy for the fulfillment of prescriptions for EndeavorRx and currently rely on an internally developed in-house distribution system for EndeavorRx. Prior to this transition, we had no experience as a company in operating an in-house distribution system and may not be successful in doing so. Our lack of experience with this new in-house distribution system may increase the risk that our system could have or develop technical issues, bugs or other problems that we are unable to resolve in a timely manner or at all and could have a disruption in the fulfillment of prescriptions for EndeavorRx which could delay, prevent or impair the distribution and sale of EndeavorRx. In addition, we may lose customers who access EndeavorRx through our legacy third party digital pharmacy and choose not to transition, fulfill, or renew their prescriptions on our in-house distribution system.

Pharmacies and distributors of digital therapeutics are subject to state and federal laws and regulations, and we are now fully responsible for compliance with federal and state law and regulations, to the extent they apply, and for maintaining adequate quality control, quality assurance and qualified personnel. If our in-house distribution system fails to maintain regulatory compliance or adequate quality control and quality assurance, we may need to find alternatives with the capability to dispense prescriptions for prescription digital therapeutics (PDTs). As part of the transition to an in-house distribution system, there can be no assurance that positions we have taken or may take in the future with respect to the potential applicability or inapplicability of certain laws and regulations will be viewed as adequate or sufficient now or in the future. If a regulatory authority finds deficiencies with or withdraws required licenses in the future, we may be subject to significant fines or penalties, or potentially other civil or even criminal penalties or disruption in the supply of our products or other significant impacts on our business. In addition, we may need to find alternatives with the capability to fulfill prescriptions for PDTs, which could significantly impact our ability to fulfill, distribute and sell

EndeavorRx. There are a limited number of third parties that could do so, and we may be unable to establish any agreements with other third party alternatives or to do so on acceptable terms.

Any performance failure on the part of our in-house distribution system or our employees could disrupt the distribution and sale of EndeavorRx. If our in-house distribution cannot perform as anticipated, we may be required to replace such system. We may incur added costs and delays in identifying and qualifying any such replacement, and there can be no assurance that an alternative distributor would be available. The aforementioned risks with our in-house distribution system could have a material adverse effect on our business, prospects, results of operations and financial condition.

Notwithstanding the transition to an in-house distribution system, we still rely on certain third parties, for example, for database and software products and support of our system. Our current and anticipated future dependence upon others for the fulfillment of prescriptions for our product candidates or products may adversely affect our future profit margins and our ability to distribute any products that receive marketing authorization on a timely and competitive basis.

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

Our digital therapeutics are novel and represent a new category of therapeutics for which the regulatory framework continues to evolve. Our ability to develop and introduce new products will depend, in part, on our ability to comply with these complex requirements, which include regulations related to product design, development and manufacturing; testing, labeling, content and language of instructions for use; clinical trials; product safety; premarket clearance, de novo classification, and approval; establishment registration and device listing; and marketing, sales and distribution. If, however, the regulatory framework for digital health products simplifies and the requirements that we and others are required to comply with are lowered, it could result in the increased competition and the introduction by competitors of products that are or claim to be superior to our products. For example, we have made our EndeavorOTC product available under the FDA-issued COVID-19 Guidance which allows for the marketing of certain digital therapeutics without premarket clearance, de novo classification, or approval so long as certain criteria are met for the duration of the COVID-19 Guidance, which was expected to remain in effect until November 7, 2023 consistent with the FDA-issued COVID-19 Transition Guidance. The COVID-19 Transition Guidance allows for the continued distribution of devices falling under the COVID-19 Guidance without marketing authorization so long as the manufacturer has submitted a marketing submission to FDA, the submission has been accepted by FDA prior to November 7, 2023 and FDA has not taken a final action on the marketing submission. While EndeavorOTC has not been cleared or authorized by FDA for any indications, we submitted a marketing submission to FDA for EndeavorOTC on October 30, 2023 and FDA received the submission on October 30, 2023, which is currently undergoing technical review by FDA. Through communications with FDA regarding the COVID-19 Transition Guidance, it was clarified that marketing submissions received by FDA on or before November 7, 2023, that pass their technical review after the deadline without being placed on submission hold will still be eligible for continued enforcement discretion. Pursuant to FDA’s guidance on this topic, we are continuing to commercialize, distribute, and market EndeavorOTC under the COVID-19 Guidance. There can be no assurance that our submission will be accepted by FDA or that in the future we will obtain regulatory clearance or marketing authorizations from FDA or other regulators to market and sell EndeavorOTC or any other future products in the U.S. or anywhere else in the world. FDA has broad authority to change its enforcement discretion at any time. If our submission is not accepted or not ultimately cleared, FDA may not continue to provide enforcement discretion.

In addition, we submitted a filing to FDA seeking label expansion for EndeavorRx to include adolescents ages 13-17 with ADHD; this label expansion filing was accepted by FDA in May 2023 and remains under review with FDA. However, there can be no assurance that we will be successful in obtaining this approval or in obtaining approval or clearance from FDA to convert our EndeavorRx prescription product to over-the-counter labeling for any current or future indication.

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

The insurance coverage and reimbursement status of products that recently obtained marketing authorization or may in the future obtain marketing authorization is uncertain. Failure by us or our partners to obtain or maintain adequate coverage and reimbursement for any of our products or product candidates, particularly outside of the U.S., if granted marketing authorization, could limit our or our partners’ ability to market those products and materially and adversely affect our ability to generate revenue.

In some foreign countries, the proposed pricing for a prescription device must be approved before it may be lawfully marketed. The requirements governing medical product pricing, coverage, and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A member state may approve a specific price for the medicinal products or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceuticals or medical devices will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower. We previously announced our transition from a prescription to a non-prescription business model and while we are not currently marketing or selling our products in any country other than the U.S., including the European Union or any of its member states, in the event that we or our partners choose to do so in the future, we and our partners will need to comply with such requirements.

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

A number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. Furthermore, in addition to comprehensive privacy laws, certain states have enacted laws to focus on particular more limited privacy laws. For example, the state of Washington has passed a law to protect medical and health information not subject to HIPAA and a small number of states have passed laws that regulate biometric information. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

Future laws, regulations, standards, obligations, amendments, and changes in the interpretation of existing laws, regulations, standards and obligations could impair our or our customers’ ability to collect, use or disclose information relating to users, including information derived therefrom, which could decrease demand for our products, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. Accordingly, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software or platform and otherwise adapt to these changes.

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

In many jurisdictions, enforcement actions and consequences for non-compliance with protection, privacy and information security laws and regulations are rising. In the EU and the UK, data protection authorities may impose large penalties for violations of the data protection laws, including potential fines of up to €20 million (£17.5 million in the UK) or 4% of annual global revenue, whichever is greater. The authorities have shown a willingness to impose significant fines and issue orders preventing the processing of personal data on non-compliant businesses. Data subjects also have a private right of action, as do consumer associations, to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of applicable data protection laws. The APPI allows for fines of up to ¥100 million for violations of the law. In the U.S., possible consequences for non-compliance include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies.

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

We use the patented or proprietary technology of third parties to commercialize our products. If we are not able to maintain such licenses, or fail to obtain any future necessary licenses on commercially reasonable terms or with sufficient breadth to cover the intended use of third-party intellectual property, our business could be materially harmed.

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

We have consumed substantial amounts of capital to date, and we expect to incur net losses over the next several years as we continue to develop our business, direct market our products and make investments in our human capital in order to scale up our business. While further development of Akili’s programs outside of the ADHD space will be contingent upon capital raising and supportive business development activities, we expect to continue to spend substantial amounts to manage and execute on our strategic plan to transition from a prescription to a non-prescription model, including obtaining regulatory clearance and commercializing EndeavorOTC in adults with ADHD, obtaining an expanded label for EndeavorRx in adolescents ages 13-17 with ADHD and pursuing regulatory approval for over-the-counter labeling of both our EndeavorRx and EndeavorOTC products and continuing to support the distribution and fulfillment of EndeavorRx during the transition. This spending will also likely include substantial amounts as we seek to achieve and maintain market acceptance by customers, physicians, healthcare providers, and patients, expand our marketing channels and operations, enhance our products, and make the necessary investments in human capital to scale our business. Other unanticipated costs may arise in the course of these efforts. If we are able to gain marketing authorization for EndeavorOTC or for other products or product candidates, we will require significant additional amounts of funding in order to continue to commercialize EndeavorOTC or any other such additional products or product candidates. We cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product or product candidate we develop and may need substantial additional funding to complete the development and commercialization of our existing and any future products or product candidates. Our future need for additional funding depends on many factors, including:

•
the scope, progress, results and costs of researching and developing our current product candidates, as well as other additional product candidates we may develop and pursue in the future;
•
the timing of, and the costs involved in, obtaining marketing authorization for EndeavorOTC, marketing authorization for label expansion and approval of conversion of our EndeavorRx prescription product to over-the-counter labeling, and for any other additional product candidates we may develop and pursue in the future;

•
the number of future product candidates that we may pursue and their development requirements;
•
the costs of commercialization activities for EndeavorOTC and for our product candidates, including the costs and timing of establishing product sales, marketing, and distribution capabilities;
•
the costs of activities required as we continue to support caregivers and patients interested in our EndeavorRx pediatric ADHD product;
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

We do not currently have any commitments for future funding. We believe that we will be able to fund our operating expenses and capital expenditure requirements into the second half of 2025. Our estimates may prove to be wrong, and we could use our available capital resources sooner than expected. Further, changing circumstances, some of which are beyond our control, could cause us to consume capital significantly faster than anticipated, and we may need to seek additional funds sooner than planned. If adequate funds are not available on acceptable terms, we may not be able to successfully execute our business plan or continue our business.

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

If we fail to regain compliance with the continued listing requirements on Nasdaq, our common stock could be delisted from Nasdaq, which would adversely affect the liquidity of our common stock and our ability to raise additional capital or enter into strategic transactions.

On October 24, 2023, we received a letter of notification of noncompliance from the Listing Qualifications Staff of Nasdaq (the “Nasdaq Staff”) notifying us that they had determined that for the 30 consecutive business days from September 11, 2023, through October 23, 2023, the bid price of our common stock had closed below $1.00 per share. Accordingly, the Nasdaq Staff notified us that we were no longer in compliance with Nasdaq’s continued listing requirements, specifically the minimum closing bid price requirement of $1.00 per share for inclusion on Nasdaq (the “Minimum Bid Price Rule”).

We must regain compliance with and satisfy Nasdaq’s continued listing requirements, including, among other things, the Minimum Bid Price Rule, or risk delisting, which would have a material adverse effect on our business. In accordance with Nasdaq Listing Rules, we have an initial period of 180 calendar days (the “Initial Cure Period”) after receipt of such deficiency letter to regain compliance with the Minimum Bid Price Rule. If at any time before the end of the Initial Cure Period the bid price for our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, the Nasdaq Staff will provide written notification to us that we are in compliance with the Minimum Bid Price Rule, unless the staff exercises its discretion to extend this 10-day period pursuant to the Nasdaq Listing Rules.

If we do not regain compliance with the Minimum Bid Price Rule by the end of the Initial Cure Period, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to provide written notice to Nasdaq of our intent to regain compliance during such additional 180 calendar day compliance period, provided that we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the Minimum Bid Price Rule.

If we do not regain compliance with the Minimum Bid Price Rule by the required date and we are not eligible for any additional compliance period at that time, the Nasdaq Staff will provide us written notification that our common stock may be delisted. At that time, we may appeal the staff’s delisting determination to a Nasdaq Listing Qualifications Panel. We expect that our common stock would remain listed pending the panel’s decision. However, there can be no assurance that, even if we appeal the staff’s delisting determination to the Nasdaq Listing Qualifications Panel, such appeal would be successful.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Rule, which could include seeking to effect a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Rule.

There are many factors that may adversely affect our minimum bid price, including those described in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the three months ended September 30, 2023. Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with the Minimum Bid Price Rule in the long term. Any potential delisting of our common stock from Nasdaq would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions. Any potential delisting of our common stock from the Nasdaq would also make it more difficult for our stockholders to sell our common stock in the public market.

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

We have incurred net operating losses (“NOLs”) since our inception and may never achieve or sustain profitability. Generally, for U.S. federal income tax purposes, NOLs incurred will carry forward. However, NOL carryforwards generated prior to January 1, 2018, are subject to expiration for U.S. federal income tax purposes. As of December 31, 2022, we had federal NOL carryforwards of approximately $228.3 million, of which $31.2 million will begin to expire in 2031. As of December 31, 2022, we had state NOL carryforwards of approximately $120.7 million which will begin to expire in 2031. As of December 31, 2022, we also had federal research and development tax credits of $5.5 million, which may be available to offset future income tax liabilities. The federal research and development tax credit carryforwards would begin to expire in 2039. As of December 31, 2022, we also had state research and development tax credits of $2.4 million, which may be available to offset future income tax liabilities.

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

Current and former members of our board of directors have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result of such involvement, certain current or former members of our board of directors and their affiliated companies have also been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business, and may be exposed to reputational risks resulting from other events such as allegations of misconduct or other negative publicity or press speculation. For example, in February 2021, Clover Health, which merged with Social Capital Hedosophia Holdings Corp. III, IPOC, received a letter from the SEC indicating that it is conducting an investigation and requesting document and data preservation from January 1, 2020 relating to certain matters that were referenced in an article by Hindenburg Research, and certain shareholders of Clover Health have also brought civil suits against Mr. Palihapitiya (a former member and chair of our Board) in his capacity as Chairman and Chief Executive Officer of IPOC for alleged breaches of fiduciary duty, unjust enrichment, corporate waste and violations of federal securities laws, in connection with IPOC’s business combination with Clover Health. Any such media coverage, public action, legal proceedings or investigations may be detrimental to our reputation, and may have an adverse effect on the price of our securities or on our business, financial condition, results of operations and prospects.

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

The price of our common stock may fluctuate due to a variety of factors, including, without limitation:

•
risks associated with the potential delisting of our common stock on Nasdaq should we not be able to maintain or regain compliance with the continued listing rules of Nasdaq;
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
•
the volume of shares of our common stock available for public sale; and
•
general economic and political conditions, such as the effects of the COVID-19 pandemic, a potential government shutdown, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war, including the ongoing war in Ukraine and war between Israel and Hamas, or terrorism.

These market and industry factors may materially reduce the market price of our common stock regardless of our operating performance and you could lose all or part of your investment.

Low trading volume of our common stock on the Nasdaq Capital Market may increase price volatility.

Our common stock may be subject to price volatility, low trading volume and large spreads in bid and ask prices quoted by market makers. Due to the low volume of shares traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of our common stock. This low trading volume could also cause the price of our stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low trading volume. If large spreads between the bid and ask prices of our common stock exist at the time of a purchase, the stock would have to appreciate substantially on a relative percentage basis for an investor to recoup their investment. No assurance can be given that a higher volume active market in our common stock will develop or be sustained. If a higher volume active market does not develop, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10 and March 12, 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of SVB, Signature Bank, and Silvergate Capital Corp. (“Silvergate Capital”), respectively, after each bank was unable to continue their operations. Since then, additional financial institutions have experienced similar failures and have been placed into receivership. It is possible that other banks will face similar difficulty in the future. These events exposed vulnerabilities in the banking sector, including legal uncertainties, significant volatility and contagion risk, and caused market volatility.

As of the date of this Quarterly Report, we have not been materially affected by the closing of SVB, Signature Bank, Silvergate Capital, or any other bank in financial difficulty, as the Amended and Restated Loan and Security Agreement has been assumed by First Citizens BancShares, Inc. However, we are unable to predict the extent or nature of the impacts of any future instability in the banking sector at this time. If, for example, other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened. While it is not possible at this time to predict the extent of the impact that high market volatility and instability of the banking sector could have on economic activity and our business in particular, the failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.

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

Exhibit Number	Description
3.1	Certificate of Incorporation of Akili, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 23, 2022).
3.2	By-Laws of Akili, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 23, 2022).
4.1	Specimen Common Stock Certificate of Akili, Inc. (incorporated by reference to Exhibit 4.2 to Akili, Inc.’s Amendment No. 3 to the Registration Statement on Form S-4 filed on June 10, 2022).
10.1*†	Advisor Agreement, dated as of October 5, 2023, by and between Akili Interactive Labs, Inc. and Dr. Edward Martucci II, Ph.D.
10.2*	Non-Employee Director Compensation Policy of the Company, as amended on August 2, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

† Portions of this exhibit (indicated by asterisks) have been omitted in accordance with Item 601(a)(6) and Item 601 (b)(10) of Regulation S-K. The Registrant agrees to furnish supplementally a completed copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akili, Inc.

Date: November 9, 2023	By:	/s/ Matthew Franklin
	Name:	Matthew Franklin
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Akili, Inc.

Date: November 9, 2023	By:	/s/ Santosh Shanbhag
	Name:	Santosh Shanbhag
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)