Form 10-K
period 2023-12-31
Akili, Inc.
filed 2024-02-29
CIK 1850266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

Commission File Number 001-40558

Akili, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	92-3654772
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
71 Commercial Street, Mailbox 312 Boston, MA	02109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 313-8853

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	AKLI	Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 30, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter), was $66,983,433.

The number of shares of the Registrant’s Common Stock outstanding as of February 21, 2024 was 78,509,823.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains statements that are forward-looking. All statements other than statements of historical facts are forward-looking statements. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for our future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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
•
our ability to successfully manage and execute on our strategy to obtain regulatory authorization and commercialize EndeavorOTC in adults with ADHD;
•
our ability to achieve and maintain market acceptance and adoption of EndeavorRx, EndeavorOTC and any other future digital therapeutics by users;
•
our ability to accurately forecast demand for EndeavorRx, EndeavorOTC and any other future products;
•
our ability to obtain or maintain access for EndeavorRx, EndeavorOTC and any other future products via the Apple App Store and Google Play;
•
the effect of uncertainties related to public health crises;
•
our ability to maintain or obtain patent protection and/or the patent rights relating to EndeavorRx, EndeavorOTC and our other product candidates and our ability to protect our intellectual property and prevent third parties from competing against us;
•
our ability to successfully commercialize EndeavorRx, EndeavorOTC and any other future products;
•
our ability to maintain regulatory authorization for EndeavorRx in the authorized indication, to obtain and maintain regulatory authorization to convert our prescription EndeavorRx product to a non-prescription product, and to obtain and maintain regulatory authorization for EndeavorOTC and any other future products or product candidates, in the U.S. and in foreign markets, and any related restrictions or limitations of an authorized product or product candidate;
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
•
the impact of applicable laws and regulations, whether in the U.S. or foreign jurisdictions, and any changes thereto;
•
our ability to successfully compete against other companies developing similar products to our current and potential future product offerings;
•
our estimates regarding expenses, capital requirements and needs for additional financing;
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
•
The market for digital therapeutics is new, rapidly evolving, and increasingly competitive, the healthcare industry in the U.S. is undergoing significant structural change, and the demand for digital therapeutics in the U.S. and in markets outside of the U.S. is uncertain, which makes it difficult to forecast demand for our products. As a result, all prospective financial information included herein is subject to change.
•
The market opportunities and revenue potential of EndeavorRx and EndeavorOTC and any potential expanded market for EndeavorRx and EndeavorOTC across additional age ranges in ADHD have not been established with precision. We have estimated the sizes and revenue potential of the market opportunities for EndeavorRx, our FDA-authorized product, and for EndeavorOTC, and these market opportunities may be smaller than we estimate.
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
•
If we fail to obtain and maintain clearance, de novo classification or approval to market our products and product candidates, including EndeavorRx and EndeavorOTC, or if we are delayed in obtaining such marketing authorizations, our business, prospects, results of operations and financial condition could be materially and adversely affected.
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
•
Our common stock has been subject to price volatility, low trading volume and large spreads in bid and ask prices quoted by market makers from time to time, which has led to significant fluctuations in the market price of our common stock. Our stockholders may not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low trading volume. If a higher volume active market in our common stock does not develop, our stockholders may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

PART I

Item 1. Business.

Unless the context otherwise requires, all references in this section to the “company”, “we”, “us”, or “our” refer to the business of Akili, Inc. and its subsidiaries and, prior to the consummation of the Business Combination, the business of Akili Interactive Labs, Inc. and its subsidiaries.

Overview

Akili is a leading digital medicine company, pioneering the development of cognitive treatments through game-changing technologies. Our approach of developing and commercializing technologies designed to directly target the physiology of the brain has established a new category of medicine—medicine that is validated through clinical trials like a drug or medical device, but experienced like entertainment. We began as a prescription digital medicine company; however, in September 2023 we announced a strategic plan to transition from a prescription to a non-prescription business model, including our plans to pursue regulatory authorization for over-the-counter labeling of our products.

Impairments in cognition are associated with many different chronic diseases and acute illnesses, impacting approximately 85 million people in the U.S. These impairments include, but are not limited to attention-deficit/ hyperactivity disorder (“ADHD”), autism spectrum disorder (“ASD”), multiple sclerosis (“MS”), major depressive disorder (“MDD”), post-traumatic stress disorder (“PTSD”), cognitive impairments in COVID-19 survivors (“COVID fog”), traumatic brain injury (“TBI”), cancer-related cognitive impairment (“CRCI”) and alzheimer’s disease (“Alzheimer’s”), among others. Global recognition of cognitive function by physicians and patients has increased in recent years, yet many current treatment approaches are inadequate, as they are either unable to effectively target the brain to address underlying impairments or lack clinical validation. Existing clinically-validated treatments for these indications are largely comprised of drugs, many of which have side effects that are intolerable or worrisome to patients and families. For example, the safety profile of ADHD drugs and lack of options to specifically address inattention creates a very high unmet need. Current ADHD treatment approaches are limited to traditional medications, lack precision, largely only treat symptoms, and are often accompanied by side effects that may include growth suppression, appetite suppression, weight issues, sleep issues and abdominal pain.

Our vision is to change this treatment paradigm with our development of the first digital prescription treatment to improve cognition across diseases, developed through a unique collaboration of cognitive neuroscientists and entertainment and technology designers.

Until recently, digital therapeutics have consisted of tools and technology used to deliver existing medical processes, such as cognitive behavioral therapy, through accessible and easy-to-use mobile applications. Our platform represents a fundamental paradigm shift where technology is the medicine itself, designed to target neural networks critical to cognitive function. We aim to evolve the field of digital health applications into clinically-validated treatments for cognitive functions that are designed to be entertaining.

With this approach, we introduced EndeavorRx®, the first prescription video game treatment (and first digital treatment for a cognitive impairment) reviewed and granted marketing authorization by the U.S. Food and Drug Administration (the “FDA”) in June 2020, as a Class II medical device through the FDA’s de novo process that reviews both safety and efficacy. EndeavorRx is now indicated for use to improve attention function for children ages 8-17 years old with primarily inattentive or combined-type ADHD, who have a demonstrated attention issue. The indication was expanded from children ages 8-12 to include older children ages 13-17 following our receipt of FDA marketing authorization in December 2023 for the expanded EndeavorRx label. In June 2020, EndeavorRx also received Conformité Européenne (“CE”) Mark certification as a prescription-only digital therapeutic software intended for the treatment of attention and inhibitory control deficits in pediatric patients with ADHD, enabling EndeavorRx to be marketed in European Economic Area (“EEA”) member countries. EndeavorRx should be considered for use as part of a therapeutic program that may include clinician-directed therapy, medication and/or educational programs, which further address symptoms of the disorder. It is not intended to be used as a stand-alone therapeutic and is not a substitution for a child’s medication.

In May 2023, we announced topline results of the STARS-ADHD-Adult clinical trial in adults with ADHD evaluating the efficacy and safety of EndeavorRx (AKL-T01), the first product built on the Akili platform. STARS-ADHD-Adult was designed as a pivotal clinical trial to enable registration with the FDA. The trial demonstrated statistically significant improvement in attention functioning after six weeks of treatment, achieving its predefined primary efficacy outcome. Significant improvements were also seen across a range of secondary and exploratory outcomes, including clinical assessments of ADHD-related symptoms and a validated measure of quality of life. The treatment was well-tolerated, with minimal side effects and no serious device-related adverse events reported.

In June 2023, we released EndeavorOTC®, which is built on the same platform as EndeavorRx, nationwide as an over-the-counter product that does not require a prescription to improve attention function, ADHD symptoms and quality of life in adults 18 years of age and older with primarily inattentive or combined-type ADHD, under the FDA guidance entitled “Enforcement Policy for Digital Health Devices for Treating Psychiatric Disorders During the Coronavirus Disease 2019 Public Health Emergency” (the “COVID-19 Guidance”). The COVID-19 Guidance allows for the marketing of certain digital therapeutics without premarket clearance, de novo classification, or approval so long as certain criteria are met for the duration of the COVID-19 Guidance, which was expected to remain in effect until November 7, 2023 consistent with FDA guidance entitled “Transition Plan for Medical Devices That Fall Within Enforcement Policies Issued During the Coronavirus Disease 2019 (COVID-19) Public Health Emergency” (the “COVID-19 Transition Guidance”). The COVID-19 Transition Guidance allows for the continued distribution of devices falling under the COVID-19 Guidance without marketing authorization so long as the manufacturer has submitted a marketing submission to FDA, the submission has been accepted by FDA prior to November 7, 2023 and FDA has not taken a final action on the marketing submission.

While EndeavorOTC has not been authorized by FDA for any indications, we submitted a marketing submission to FDA for EndeavorOTC on October 30, 2023. Through guidance from FDA regarding the COVID-19 Transition Guidance, it was clarified that marketing submissions received by FDA on or before November 7, 2023, that pass their technical review after the deadline without being placed on submission hold are eligible for continued enforcement discretion. Pursuant to FDA’s guidance on this topic, and given that we have since passed FDA’s technical review and have not been placed on submission hold, we are continuing to commercialize, distribute, and market EndeavorOTC under the COVID-19 Guidance. We will continue to work interactively with FDA on this submission and expect to provide information regarding the status of the application by the end of the second quarter of 2024.

More recently, in February 2024, our Japanese partner Shionogi & Co. Ltd. ("Shionogi") announced that it has submitted a marketing approval application for SDT-001, the Japanese localized version of Akili’s AKL-T01 digital therapeutic, to Japan’s Ministry of Health, Labour, and Welfare, for commercialization and sale in Japan. The submission for marketing approval in Japan is based on the results of the Phase 3 clinical trial of SDT-001 conducted by Shionogi in Japan in pediatric ADHD patients.

We built EndeavorRx and EndeavorOTC using our most advanced therapeutic engine, our selective stimulus management engine (“SSME”) mechanism of action. SSMETM technology has been evaluated in clinical trials in pediatric and adult ADHD populations.

Within ADHD, there is a large and growing opportunity for innovative non-drug treatments. Current ADHD treatment options represent a $10 billion market with over 70 million prescriptions written every year for drugs in the U.S. According to the U.S. Centers for Disease Control and Prevention, nearly half the pediatric ADHD population uses behavioral therapy as well. However, the current standard of care for ADHD has been unchanged for several decades, despite continued negative outcomes across a range of functional domains (e.g., home, school, work, health) and poor long-term prognosis for patients with ADHD. For example, patients with ADHD continue to be at increased risk for lower educational achievement, poorer vocational advancement, and a range of adverse health outcomes including early mortality compared to non-diagnosed individuals. We believe the total ADHD population in the U.S. is approximately 17 million and that the total ADHD population with inattention issues is approximately 14.7 million. Estimates of the U.S. prevalence of ADHD in adults range from 1.12% to 4.4%, with the latter estimate derived from a study focused on a representative U.S. population and conducted with epidemiological assessment methods. Based on estimates from the 2020 census of approximately 250 million individuals aged 18 and above, we believe the total addressable market for adults with ADHD in the United States is approximately 11 million. EndeavorRx is now FDA authorized in the U.S. to treat children aged 8-17, and we believe the ADHD population with inattention issues in that age range totals approximately 3.7 million. Our projections of both the number of people who have this disorder, as well as the people with ADHD who have the potential to benefit from treatment with our EndeavorOTC and EndeavorRx products, are based on estimates, which are inherently uncertain and are subject to a wide variety of assumptions, risks and uncertainties that can cause actual results to differ materially.

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

In 2023, we conducted two restructurings. First, in January 2023, we restructured our business to preserve capital and focus primarily on commercializing EndeavorRx in ADHD and seeking a label expansion for EndeavorRx in ADHD patients, for which we received FDA marketing authorization in December 2023. This January 2023 restructuring resulted in the reprioritization of our pipeline of preclinical and clinical development programs and a reduction of our workforce by approximately 30% across different areas and functions. Then, in September 2023, we announced a strategic plan to transition from a prescription to a non-prescription business model, which is ongoing. As part of this strategic plan, our focus and the bulk of our investments are on our consumer-led subscription model for EndeavorOTC, our adult ADHD product. The September 2023 announcement also included a related restructuring of our operations and reduction of our workforce by approximately 40%, primarily related to the elimination of our field sales force and market access teams. As part of this strategic plan, we are pursuing regulatory authorization for over-the-counter labeling of our products and investing in activities to drive consumer awareness and capital-efficient expansion of the business.

Our development and commercialization efforts are primarily focused on ADHD, with particular focus on managing and executing on our strategic plan announced in September 2023 to transition from a prescription to a non-prescription model, including obtaining regulatory authorization and commercializing EndeavorOTC in adults with ADHD, pursuing regulatory authorization for over-the-counter labeling of both our EndeavorRx and EndeavorOTC products and continuing to support the distribution and fulfillment of EndeavorRx during the transition. Further development of our pipeline outside of ADHD will be contingent upon a number of factors, including capital raising and supportive business development activities.

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

These products and product candidates are characterized by these key attributes:

•
Targeted treatments that are personalized to users’ needs. Delivered through closed-loop adaptive algorithms, the technology continuously learns and adapts based on a users’ use of and progress in the treatment, which enables the delivery of tailored and personalized experiences that automatically adjust to each individual’s therapeutic needs. Our technologies provide direct access to a de-identified, aggregate level view of each user’s activity, informing our product development. The therapeutics’ mechanics, algorithms and designs are protected by patents, trade secrets and copyrights, combining protections typically seen in both the medicine and technology industries to create a robust intellectual property portfolio.
•
Clinically validated like drugs and medical devices. Our therapeutics have been studied in more than 20 clinical trials involving more than 2,600 patients across nine disease populations, including large prospective, randomized controlled trials. Using SSME, for instance, we have conducted five different clinical studies in children with ADHD, which collectively demonstrated the technology’s ability to improve objective measures and caregiver observations of attention function. In addition, using SSME we have also conducted one clinical study in adults with ADHD, which demonstrated the technology’s ability to improve attention, ADHD symptoms and quality of life, with these observed benefits for adults meaningfully exceeding the benefits observed in the data from our clinical studies in children and adolescents with ADHD. These results were further validated by visible changes in the brain’s activity seen in clinical studies using electroencephalogram (“EEG”) imaging. Results of our clinical studies have been published in 16 leading peer-reviewed scientific journals, including The American Journal of Psychiatry, The Lancet Digital Health and Nature: Digital Medicine.
•
Therapeutics that are experienced as entertainment. We are blending medicine with entertainment and creating patient experiences like never before. Our treatments look and feel like high-quality video games. They change over time, incorporate rewards and increase challenges in ways that feel natural to users. Enabled by the adaptive ability of digital therapeutics and the dynamic nature of video games, and informed by extensive data infrastructure, we believe we can rapidly iterate our products to enhance user enjoyment and engagement, encouraging compliance with the treatment plan. Our ability to rapidly create unique user experiences also allows us to adapt the experience to appeal to different patient populations by developing and testing product candidates in clinical trials. We believe we have the potential to offer the first treatments that integrate the experience of consumer entertainment products and can be utilized as part of a treatment plan. One of the newest, and we believe most significant, product features that we introduced in the second half of 2023 is the Focus ScoreTM measure, initially released in our EndeavorOTC product for adults with ADHD and more recently released in our EndeavorRx Insight® companion app for caregivers of children using EndeavorRx. This is a personalized metric that allows a user or caregiver to track their attention improvement within the EndeavorOTC or EndeavorRx treatment. At the beginning of a user’s treatment journey, the user receives a personalized baseline Focus Score, which represents how quickly and accurately the user can complete a task despite distractions present during gameplay. The user also receives a personalized, target Focus Score which serves as the user’s goal for their initial course of treatment. The Focus Score measure, ranging from 0 to 100, is calculated exclusively from user treatment using gameplay mission data and is based on cognitive neuroscience and skills that are foundational to improving a user’s ability to maintain attention.
•
User focused and adaptive. We are relentlessly focused on our users and caregivers and have developed a platform and infrastructure that allows us to continuously refine and optimize based on their feedback. Our products are widely accessible, are personalized and adaptable, and generate rich data users and caregivers can use to foster meaningful conversations with users and their health care providers, such as the Focus Score measure in our EndeavorOTC product and EndeavorRx Insight app, and the EndeavorRx gameplay data provided to caregivers via our EndeavorRx Insight app. With data from our platform and feedback from caregivers and users, we have released multiple enhancements to our product gameplay and changed our fulfillment system to better meet their needs.

This same technology platform also has potential applications beyond the treatment of cognitive impairments, with the potential to measure and monitor cognitive functioning. As we work towards improving cognitive impairments in users at scale, the ability to measure cognitive function is critical. Today, cognition is typically only assessed in response to a specific user complaint, and there is no consistent approach for this measurement. Clinical studies have shown our platform’s potential to act as a sensitive cognitive measure that correlates with well-known in-person or paper-based cognitive measurements.

EndeavorRx®: The first prescription video game treatment

In June 2020, EndeavorRx, the first product built on the Akili platform, was granted marketing authorization and classified as a Class II medical device by the FDA through FDA’s de novo process, which reviews both safety and efficacy of new treatments. EndeavorRx is indicated for children ages 8-17 with primarily inattentive or combined-type ADHD, who have a demonstrated attention issue. EndeavorRx was initially indicated for use to improve attention function for children ages 8-12 with primarily inattentive or combined-type ADHD, who have a demonstrated attention issue, and following our receipt of FDA marketing authorization in December 2023 for the expanded EndeavorRx label, now includes older children ages 13-17. EndeavorRx represents a fundamental paradigm shift in the treatment of cognitive disorders, where technology is not just delivering a therapy but is itself the medicine: EndeavorRx was the first game-based therapeutic granted marketing authorization by the FDA.

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

As announced in September 2023, as part of our strategic plan, we are pursuing regulatory authorization for over-the-counter labeling of both our EndeavorRx and EndeavorOTC products and continuing to support the distribution and fulfillment of EndeavorRx during the transition.

EndeavorRx Commercialization

Our commercial model for EndeavorRx has important levers that go beyond the traditional therapeutic model. Because we are building the model from the ground up, we have the ability to use the extensive data collected through our platform, not just to rapidly iterate our products, but to tailor the entire delivery system for our products. We are leveraging a fully digital process, from prescription to fulfillment to treatment, creating unparalleled optimization of the end-to-end patient experience and potentially enabling higher conversion, better compliance and optimal treatment.

Additionally, as we continue to focus on preserving capital, in the second half of 2023 we transitioned from a single third party digital pharmacy for the fulfillment of prescriptions for EndeavorRx to an internally developed in-house direct distribution system for EndeavorRx.

EndeavorOTC Commercialization

EndeavorOTC’s commercial strategy leverages direct-to-consumer marketing efforts to deliver innovative concepts to core target audience segments. Akili’s expertise in medical and cognitive science combined with an understanding of customer needs and motivations serves as the basis for our customer acquisition strategy on search, social and other digital and integrated properties. We believe our focus on delivering content designed to educate and inform customers has helped to improve customer adoption and advocacy, such as amplification of user success stories in media and word-of-mouth marketing.

Our Clinical Pipeline

Our therapeutic engines are designed to target cognitive functions with the potential to address multiple medical conditions presenting the same functional cognitive impairments.

There have been several updates to our pipeline as part of our 2023 restructurings, operating plan approvals and clinical pipeline reprioritization.

Based on unmet need and potential market opportunities our clinical pipeline is currently focused on pediatric, adolescent, and adult ADHD. We have completed data analysis from the following two Akili-sponsored studies:

•
STARS-ADHD-Adolescents, a pivotal study of AKL-T01 (marketed and branded as EndeavorRx in the U.S.) in adolescents ages 13-17 with ADHD. This study completed enrollment in the fourth quarter of 2022 with 162 patients and top-line results were reported in January 2023. Results were presented at two scientific meetings in 2023, and the findings are currently under review for publication in a peer-reviewed journal.
•
STARS-ADHD-Adults, a pivotal study of AKL-T01 in adults with ADHD. Enrollment for this study was discontinued early with 223 patients. This decision was made on the basis of the positive STARS-ADHD-Adolescents data previously announced and our desire to preserve capital. Results were presented at a scientific meeting in October 2023, and the findings are currently under review for publication in a peer-reviewed journal.

In February 2024, our Japanese partner Shionogi announced its submission of a marketing approval application for SDT-001 to Japan’s Ministry of Health, Labour, and Welfare, for commercialization and sale in Japan. The submission for marketing approval in Japan is based on the results of the Phase 3 clinical trial of SDT-001 conducted by Shionogi in Japan in pediatric ADHD patients.

In addition to our priority focus on advancing our products across the lifespan in ADHD, clinical studies are ongoing or completed in a number of other indications in which cognitive dysfunction plays an important role.

Two collaborative research studies were completed in 2023 to evaluate the effects of our product in patients with cognitive dysfunction following recent COVID-19 infection at Vanderbilt University Medical Center and Cornell Weill School of Medicine/New York Presbyterian Hospital. Results are being prepared for presentation at scientific meetings and submission to peer-reviewed journals in 2024.

In addition, we have several investigator-initiated studies that are currently being conducted across different indications.

We have also published clinical studies involving other populations with demonstrated cognitive challenges, including MDD, ASD, MS, lupus, and TBI.

Further development of our pipeline outside of ADHD will be contingent upon a number of factors, including capital raising and supportive business development activities.

We expect our model to be scalable and repeatable.

With our platform and business model, we believe we have created a set of capabilities and infrastructure that can be applied, again and again, with increased efficiency over time, creating a competitive advantage for Akili.

From technology sourcing through regulatory authorization and commercial growth, Akili is the first to take these types of innovative technologies that target brain function and bring them through every step of the product development, regulatory authorization and commercialization process for EndeavorRx. While EndeavorOTC has not been authorized by FDA for any indications, if we are successful in obtaining regulatory authorization from FDA with over-the-counter labeling for EndeavorOTC, we believe that model has the potential to be scalable and repeatable as well.

We have built the first platform uniquely designed to leverage these physiologically-targeting digital therapeutics, which we believe could be used to support future products as the field of physiologically-targeting digital therapeutics grows.

We meet users on their own terms.

We believe that we are the first to create a prescribed treatment product that is delivered in a way that feels like high-quality entertainment and designed in a way that fits seamlessly into people’s lives.

With the aims of developing relationships with users and caregivers that rival that of successful consumer companies, we have created a user-adaptive model. Our products meet users on their own terms and engage them in their treatment. Our products are widely accessible, are personalized and automatically adaptable and generate rich data that users and caregivers can use to foster meaningful conversations with their health care providers. Users and caregivers are also our collaborators in product design. We collect ongoing data and feedback through gameplay data, playtesting, workshops, research and Apple App Store and Google Play reviews from users and refine, adapt and aim to optimize both our products and our communications based on our learnings. Their valuable feedback has led us to add more choices during gameplay, including new quests, new creatures and costumes, the ability for children to build their own universes and the introduction of a Focus Score measure in our EndeavorOTC product and EndeavorRx Insight app.

Our hope is that, in the moment, users forget that they are being treated with a therapeutic. In our work to fully realize the promise of digital therapeutics, we believe we are just beginning to scratch the surface of what is possible as we develop experiences that capture the imagination and are akin to the best entertainment products.

About Akili

We were founded in 2011 with a vision of creating safe and effective cognitive medicine that is enjoyable for users, and we have since been pioneering the development of game-changing technologies with the potential to change the world’s perception of medicine.

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

Because we believe the success of our business is fundamentally connected to the well-being of our employees, we are committed to their health, safety and wellness. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including benefits that: provide peace of mind concerning events that may require time away from work or that impact their financial well-being; support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors; and offer choice where possible so they can customize their benefits to meet their and their families’ needs.

Our facilities

We lease approximately 43,600 square feet of office space in Larkspur, California pursuant to a lease that expires in November 2026. In May 2023, the Company entered into a sublease agreement, pursuant to which we agreed to sublease approximately 5,716 rentable square feet of the Larkspur, California office space to a third party for a term commencing on June 1, 2023 and ending coterminous with the Larkspur, California lease in November 2026. Our lease in Boston, Massachusetts expired in December 2023. In November 2023, we entered into a membership agreement which provides access to office space in Boston, Massachusetts, with such access commencing on January 1, 2024 and expiring on December 31, 2024. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Our Strategy

Direct targeting of the brain’s physiology to improve neural functions is nascent but an area that we believe is poised for growth in medicine as tens of millions of people worldwide live with cognitive and other brain health issues and many are actively searching for solutions. The growing global recognition of this unmet need comes at a time when patients are increasingly taking control of their own health and looking for medical products to fit into their lives and look and feel like consumer products. We believe we are uniquely positioned to capitalize on this opportunity, with our technologies designed to directly target the brain and delivered through high-end video game interfaces.

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

Additionally within ADHD, there is a large and growing opportunity for innovative non-drug treatments. This is a $10 billion market with over 70 million prescriptions written every year for drugs. And, according to the U.S. Centers for Disease Control and Prevention, nearly half the ADHD population uses behavioral therapy as well. The total ADHD population in the U.S. is approximately 17 million and our initial target population includes those with inattentive or combined type ADHD, or 14.7 million of the total U.S. ADHD population. EndeavorRx was initially authorized in the U.S. to treat patients in the 8-12 age group, which represent approximately 14% of our target ADHD population.

Leveraging our initial success to expand into other ADHD populations

In January 2023, we announced topline results of the STARS-ADHD-Adolescents label expansion trial evaluating the efficacy and safety of AKL-T01 (marketed and branded as EndeavorRx in the U.S.) in adolescents ages 13-17 with ADHD, with the trial meeting its primary endpoint and showing statistically-significant improvement in a number of other symptom outcomes. In addition, we used the study data in our regulatory submission to the FDA to seek an expanded label for EndeavorRx and successfully obtained FDA authorization in December 2023 for this expansion to cover individuals aged 8 to 17.

In January 2023, we also announced that based on the clinical data from the pivotal trial in adolescents and our desire to maximize capital efficiency, we discontinued recruitment of the STARS-ADHD-Adults study in order to analyze the trial data. Based on our analysis of these data, in June 2023 we released EndeavorOTC, which is built on the same platform as EndeavorRx, nationwide as an over-the-counter product that does not require a prescription to improve attention function, ADHD symptoms and quality of life in adults 18 years of age and older with primarily inattentive or combined-type ADHD, under the FDA guidance entitled “Enforcement Policy for Digital Health Devices for Treating Psychiatric Disorders During the Coronavirus Disease 2019 Public Health Emergency” (the “COVID-19 Guidance”). The COVID-19 Guidance allows for the marketing of certain digital therapeutics without premarket clearance, de novo classification, or approval so long as certain criteria are met for the duration of the COVID-19 Guidance, which was expected to remain in effect until November 7, 2023 consistent with FDA guidance entitled “Transition Plan for Medical Devices That Fall Within Enforcement Policies Issued During the Coronavirus Disease 2019 (COVID-19) Public Health Emergency” (the “COVID-19 Transition Guidance”). The COVID-19 Transition Guidance allows for the continued distribution of devices falling under the COVID-19 Guidance without marketing authorization so long as the manufacturer has submitted a marketing submission to FDA, the submission has been accepted by FDA prior to November 7, 2023 and FDA has not taken a final action on the marketing submission. While EndeavorOTC has not been authorized by FDA for any indications, we submitted a marketing submission to FDA for EndeavorOTC on October 30, 2023. Through guidance from FDA regarding the COVID-19 Transition Guidance, it was clarified that marketing submissions received by FDA on or before November 7, 2023, that pass their technical review after the deadline without being placed on submission hold will still be eligible for continued enforcement discretion. Pursuant to FDA’s guidance on this topic, and given that we have since passed FDA’s technical review and have not been placed on submission hold, we are continuing to commercialize, distribute, and market EndeavorOTC under the COVID-19 Guidance.

In addition, in February 2024 our partner, Shionogi, announced the results of its Phase 3 clinical study of SDT-001 in Japan in pediatric ADHD patients ages 6-17 and also announced its submission of a marketing approval application for SDT-001 in Japan.

Applying our clinically-validated technology to other mental health and neurology conditions

Building on the clinical validation of the technology underlying EndeavorRx, we have studied the SSME therapeutic engine for its potential to improve the same cognitive impairment, attention function, in patients with impairments associated with MDD, ASD, MS, lupus, TBI, post-operative cognitive dysfunction, chemotherapy-related cognitive impairment, and cognitive dysfunction related to COVID-19. Further development of our pipeline outside of ADHD will be contingent upon a number of factors, including capital raising and supportive business development activities.

Further evolving the treatment paradigm by creating new methods of cognitive assessment

There is currently no consistent clinical protocol for how to use cognitive assessment tools, and most cognitive assessments have not changed in decades, with many still performed on pen and paper. Our technology has the potential to go beyond treatments and deliver a new way to measure and monitor cognitive function at scale. Early clinical data suggest that our technology may serve as a cognitive measure that correlates with well-known in-person or paper-based cognitive measurements and detect unique neurological events before symptoms even appear.

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

Our therapeutic engines employ adaptive closed-loop algorithms to personalize the treatment experience for each individual user. This enables live adaptation to patient progress within gameplay, causing the treatment to continuously adapt and challenge the user at an optimized level to drive engagement and improve the targeted cognitive function.

We designed our products and product candidates to deploy our technology to users in a way that feels exciting, unlike educational software or brain stimulation. We learned over time how to build these engines into products that look and feel like today’s entertainment and high-quality games. And so, our products operate in users’ hands like any other video game. Our technology changes over time, adds rewards and increases challenges in a way that feels natural to users.

Components of our digital therapeutics

Each of our products and product candidates has three basic components: (1) core mechanics (our therapeutic engines), (2) a self-adaptive closed-loop system and (3) a population specific UX/UI (the video game component interface).

Core Mechanics (Our Therapeutic Engines)

We currently have three therapeutic engines, each with proprietary mechanics designed to activate specific systems in the brain responsible for different cognitive functions: Selective Stimulus Management Engine (“SSME”), Body Brain Trainer (“BBT”) and Spatial Navigation Engine (“SNAV”). To date, we have only progressed the SSME therapeutic engine through clinical development and to market with EndeavorRx for children aged 8-17 with ADHD and EndeavorOTC for adults aged 18 and older with ADHD.

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

To date, each of our development programs has been oriented toward a single indication and specific patient population. We refer to variations of our treatment software as our products or product candidates, each of which incorporates the core algorithms of one of our proprietary therapeutic engines (for example, our SSME therapeutic engine, which is incorporated into our EndeavorRx and EndeavorOTC products and into the majority of our existing product candidates). Within a single development program, we may explore multiple product candidates in early research and studies to optimize user engagement applicable to a particular patient population and indication and to determine which product candidate(s) will be evaluated in later clinical studies within that development program. Based on results of our studies and regulatory feedback from our clinical studies, we may also introduce other product candidates into our ongoing development programs. Furthermore, a specific product candidate may be used for one specific development program or across different development programs. Multiple product candidates may embody a single proprietary therapeutic engine but are differentiated based on one or more characteristics, including the videogame-like user interface and gameplay difficulty and progression, and each product candidate includes unique characteristics optimized for a particular indication and population.

AKL-T01 (marketed and branded as EndeavorRx in the U.S. and FDA-authorized for children ages 8-17 old with primarily inattentive or combined-type ADHD, who have a demonstrated attention issue; and marketed and branded as EndeavorOTC in the U.S. for adults 18 years of age and older though not authorized by FDA for any indications), as well as our AKL-T02 and AKL-T03 product candidates, are each variations of Akili’s treatment software targeting attention aspects of cognition, and each incorporates Akili’s SSME therapeutic engine technology. For example, AKL-T02, while retaining the same user interface and SSME therapeutic engine as AKL-T01, has adapted gameplay difficulty intended to increase user engagement in an ASD population. Our SDT-001 product candidate is substantially the same SSME-based software as AKL-T01, but localized for Japanese language and culture for distribution in Japan in connection with our Shionogi partnership. As commercial products, EndeavorRx and EndeavorOTC maintain the same core gameplay functionality and therapeutic engine as the AKL-T01 product candidate used in the clinical studies that were the basis for FDA authorization of EndeavorRx, while being updated with incremental user interface changes and commercial compatibility modifications, such as compatibility modifications to enable access within applicable app stores. To the extent AKL-T01 is utilized, and authorized for marketing, under another development program (for example, a patient population and/or indication different from that authorized by FDA for EndeavorRx), the resulting commercial product may be marketed and branded under a different label and reflect different incremental user interface and/or gameplay changes than AKL-T01, EndeavorRx or EndeavorOTC.

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

The neural basis of training effects were assessed by assessing midline frontal theta (MFT), a well-described EEG measure of attentional control, localized to the medial prefrontal cortex. The multitasking group demonstrated a significant increase in MFT between pre-and post-training after 4 weeks (p<0.05). Notably, these changes in neural processing reached a level comparable to neural activity patterns observed in younger adults (reference the figure below).

This groundbreaking research demonstrated that neural networks can be specifically and predictably activated and was published on the cover of the peer-reviewed scientific journal Nature.

Building on this initial research, we built our SSME therapeutic engine from which we developed EndeavorRx and EndeavorOTC. SSME has been clinically validated across more than 20 research, proof-of-concept and pivotal clinical studies.

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

A Self-Adaptive Closed-Loop System

Each user’s experience is algorithmically customized and adapts in real-time based on a closed-loop feedback system. This allows the therapy to optimize and provide the most engaging and effective benefit to each individual. With this ability to adapt real-time based on a user’s individual performance, the therapeutic is assessed and updated automatically, without the need for ongoing “titration” from health care providers.

A Population Specific UX/UI (Video Game Component Interface)

Our video game mechanics are the means of delivering our digital therapeutics, and we optimize these games to keep users fully engaged for the duration of the therapy as well as appropriately challenged. Virtually every aspect of gameplay, from audio feedback to on-screen rewards, is designed to maximize the user’s engagement.

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

Game mechanics overview of EndeavorRx, our first FDA-authorized digital therapeutic, and EndeavorOTC

The gameplay experience of EndeavorRx and EndeavorOTC is designed to look and feel like a familiar 3D mobile action video game. Players attempt to successfully navigate their character through courses while collecting targets and avoiding obstacles. Players chase mystic creatures and race through different worlds. Successfully navigating each level requires focus and flexibility to manage multiple tasks at the same time, while filtering out distractions.

The game adapts in real-time as well as between treatment sessions, continuously challenging and encouraging the user to improve their performance—individualizing each user’s experience. As is the case with all of our product candidates, EndeavorRx and EndeavorOTC are engineered with adaptive algorithms and designed to automatically adjust the cognitive challenge for each person’s individual treatment needs. For our EndeavorRx product, second by second tracking of individual progress allows caregivers to continuously monitor and assess treatment and share progress with their child’s health care provider. In our EndeavorOTC product and EndeavorRx Insight app, we have also introduced a Focus Score measure, which is a personalized metric that allows a user or caregiver to track their or their child’s attention improvement within the treatment.

EndeavorRx and EndeavorOTC involve three key skills: Navigation, Targeting and Multitasking:

•
Navigation: Steering over gates and/or avoiding obstacles
•
Targeting: Tap for targets and ignore non-targets
•
Multitasking: Simultaneous navigation and targeting

The multitasking complexity increases through the different worlds of the game, as illustrated below:

Through the development of EndeavorRx, EndeavorOTC and our SSME technology, we developed specialized technologies and practices that allow us to create additional therapeutics with increased efficiency, highlighted in the section below. With the development of EndeavorRx, our FDA-authorized prescription digital therapeutic for pediatric ADHD, and EndeavorOTC, our non-prescription digital therapeutic for adult ADHD (which is currently under review by FDA), we have built a platform that we believe will enable us to continue developing innovative technologies designed to target brain function and efficiently advance them to commercialization.

Our unique development capabilities

Through our collaboration with world-renowned cognitive neuroscientists and acclaimed entertainment and technology designers, we have development capabilities that allow us to build unique video game interfaces tailored for each target audience. For instance, we have advanced a number of different gameplay experiences through clinical trials, each delivering our SSME technology through completely unique experiences designed for specific audiences. This enables us to efficiently create audience-specific products that, once authorized by the applicable regulatory body, can be prescribed or purchased over-the-counter, as applicable, and used at scale.

Market Opportunity

While we believe we have the opportunity to develop a new pillar of medicine across potentially dozens of medical conditions, our focus is currently on ADHD.

The U.S. market opportunity in ADHD, our primary area of focus, is as follows:

Disease Area	Total U.S. Population with ADHD Diagnosis*	Initial Target ADHD Population Subset with Inattentive or Combined-Type ADHD*
Attention-deficit/hyperactivity disorder (“ADHD”), all ages	~~~~~17 million (ADHD + inattention)	~~~~~14.7 million

* Figures in table above are based on our management’s good faith estimates based on various publications, public health data and national health statistics including from the NIH, CDC, and 2020 U.S. Census.

In our initial focus area, ADHD, there is a large and growing opportunity for innovative non-drug treatments. ADHD currently represents a $10 billion annual market with over 70 million prescriptions written every year for traditional drugs. According to the U.S. Centers for Disease Control and Prevention, nearly half the ADHD population uses behavioral therapy in addition to prescription medicines. Our estimated market for inattentive or combined type ADHD in the U.S. is approximately 14.7 million patients for all age groups, including approximately 11 million adults and approximately 3.7 million children in the 8-17 year old age group, which is the pediatric population EndeavorRx is currently authorized to treat.

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

The safety profile of ADHD drugs and lack of options to specifically address inattention creates a very high unmet need. Current treatment approaches are limited to traditional medication, which lack precision, largely only treat symptoms, and are often accompanied by side effects. Traditional ADHD drugs have shown side effects that may include growth suppression, appetite suppression, weight issues, sleep issues and abdominal pain. Many children with ADHD are not currently on or well-controlled by medication, and more than half of them have tried, are trying or plan to try non-pharmacological treatments. In adults, rates of ADHD have continued to rise in the U.S., and a large proportion of adults with ADHD are dissatisfied with their current treatment regimen, or receive no treatment at all. People with ADHD are looking for new options to improve upon the inadequate existing treatment paradigm. Additionally, behavioral therapies teach coping mechanisms rather than addressing the underlying impairment. Furthermore, people with ADHD are turning to supplements and brain trainers, which lack clinical evidence of effectiveness.

The stress of the global pandemic, the impact of technology in our lives, and the shortage of traditional ADHD drugs is aggravating these challenges, and recognition of the impact on society is increasing. The World Health Organization estimates that 139 million people will be living with dementia by 2050. In 2021, a coalition of the U.S.’s leading experts in pediatric health declared a national emergency in child and adolescent mental health, and the U.S. Surgeon General issued an advisory to highlight the urgent need to address the mental health crisis among U.S. youth. On August 1, 2023, the FDA and the Drug Enforcement Administration jointly issued a letter regarding actions being taken to try and resolve the shortages of prescription stimulant medications. This FDA and Drug Enforcement Administration letter specifically referenced the June 2020 FDA marketing authorization of our EndeavorRx product for children with ADHD and stated that the product offers a non-drug option for improving symptoms associated with ADHD in children.

We believe that now is the right time to apply technology to treating human diseases, in particular, cognitive conditions for which existing approaches have fallen short in providing clinically meaningful therapeutic options and for which there remains a significant unmet need.

Our Advantages

Disease agnostic

Our therapeutic engines are designed to target specific neural networks independent of the cause of the disease, and therefore a single therapeutic engine can potentially power dozens of products that target the same cognitive impairments, serving many different disease populations and creating a highly efficient technology-centric medicine model.

Personalized and adaptable

Our technology continuously learns and adapts based on a user’s use of and progress in the treatment, resulting in tailored and personalized experiences that automatically adjust to each individual’s therapeutic needs.

Rich data infrastructure

Our platform gives us real-time direct access to a de-identified aggregate level view of each user’s activity in real-world conditions, enabling continuous innovation and rapid product iteration and allowing us to be truly user adaptive.

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

Ability to leverage our platform and infrastructure to achieve scale

We have developed specialized technologies and practices to support our first FDA-authorized pediatric ADHD product, EndeavorRx, and our adult ADHD product, EndeavorOTC, that are designed to enable us to repeat that success with increased efficiency over time. Highlighted in the figure below, from technology sourcing all the way up through regulatory authorization, commercialization and growth on the market, our platform takes innovative technologies that target brain function and brings them through every step of the process. We are the first company to have built a platform to leverage these types of physiologically-targeting digital therapeutics, and we intend to further develop our SSME therapeutic engine as this field of digital therapeutics grows.

We believe that our work to obtain marketing authorization for EndeavorRx, including with regulators to define the product category, clinical endpoints and labeling approach, paves the way not only for our future products on our current platform such as

EndeavorOTC, our adult ADHD product that is currently under review by FDA, but for other novel clinically validated and FDA-authorized digital therapeutics from other technology sources to increasingly come to market.

We have established commercial capabilities that we believe have the potential to support an expanded clinical pipeline.

EndeavorRx represents our first commercial offering, demonstrating to the world what is possible using game-changing technology as medicine. But we believe this is just the beginning. Leveraging the clinical success of our products, we have built commercial and operational capabilities that we believe can support other product candidates in our clinical pipeline. These capabilities include a flexible fulfillment infrastructure and in-house distribution system, marketing resources, customer relationship management systems and service and support systems, and we have worked to leverage many of these capabilities for the commercialization of EndeavorOTC, our adult ADHD product. We believe that these capabilities along with our technology platform could enable us to potentially improve cognitive impairments across dozens of other diseases and disorders.

Product Portfolio Commercialization Strategy

EndeavorOTC

EndeavorOTC’s commercial strategy leverages direct-to-consumer marketing efforts to deliver innovative concepts to core target audience segments. Akili’s expertise in medical and cognitive science combined with an understanding of customer needs and motivations serves as the basis for our customer acquisition strategy on search, social and other digital and integrated properties. We believe our focus on delivering content designed to educate and inform customers has helped to improve customer adoption and advocacy, such as amplification of user success stories in media and word-of-mouth marketing.

EndeavorRx

Our commercial model for EndeavorRx has important levers that go beyond the traditional therapeutic model. Because we are building the model from the ground up, we have the ability to use the extensive data collected through our platform, not just to rapidly iterate our products, but to tailor the entire delivery system for our products. We are leveraging a fully digital process, from prescription to fulfillment to treatment, creating optimization of the end-to-end patient experience and potentially enabling higher conversion, better compliance and optimal treatment.

Additionally, as we continue to focus on preserving capital, in the second half of 2023 we transitioned from a single third party digital pharmacy for the fulfillment of prescriptions for EndeavorRx to an internally developed in-house direct distribution system for EndeavorRx.

Product Portfolio

In the U.S., we continue to offer the EndeavorOTC and EndeavorRx products commercially so that users can continue to access our products for the treatment of ADHD. Outside of the U.S., we will consider regional partnerships in relevant markets, leveraging existing and established brands and will franchise on an indication per indication basis. For example, Akili has formed a strategic partnership with Shionogi in Japan and Taiwan, leveraging each party’s distinct expertise to build a novel commercial model and launch a new class of treatment to patients.

Current Programs and Clinical Validation

We have completed over 20 clinical studies of our SSME technology to evaluate its potential to diagnose, treat and monitor certain cognitive functions in patients. Our studies, including large prospective randomized controlled trials, have been conducted in over 2,600 patients across nine disease areas. Our research has been published in leading peer-reviewed scientific journals, including The American Journal of Psychiatry, The Lancet Digital Health and Nature: Digital Medicine.

SSME is the therapeutic engine underlying our first two commercial products in ADHD, EndeavorRx for pediatric ADHD and EndeavorOTC for adult ADHD, and we have achieved pilot and/or proof of concept with SSME in MDD, MS and ASD, though clinical programs in MDD, MS, and ASD have been deprioritized as we focus our efforts primarily on ADHD. Further development of our pipeline outside of ADHD will be contingent upon a number of factors, including capital raising and supportive business development activities.

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

ADHD market size

Current ADHD treatment options represent a $10 billion market with over 70 million prescriptions written every year for drugs in the U.S. According to the U.S. Centers for Disease Control and Prevention, nearly half the pediatric ADHD population uses behavioral therapy. We believe the total ADHD population in the U.S. is approximately 17 million and that the total ADHD population with inattention issues is approximately 14.7 million. Estimates of the U.S. prevalence of ADHD in adults range from 1.12% to 4.4%, with the latter estimate derived from a study focused on a representative U.S. population and conducted with epidemiological assessment methods. Based on estimates from the 2020 census of approximately 250 million individuals aged 18 and above, we believe the total addressable market for adults with ADHD in the United States is approximately 11 million.

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

Our targeted population for EndeavorRx is U.S. children ages 8-17 with ADHD who have a demonstrated impairment in attention function. This market represents a large and growing opportunity with caregivers actively searching for new non-drug solutions and allows us to build relationships with consumers that can be extended to support future market opportunities.

For our target population of U.S. adults 18 years of age and older, we released EndeavorOTC nationwide in June 2023 for adults with primarily inattentive or combined-type ADHD, under the FDA’s COVID-19 Guidance.

Our first commercial product—EndeavorRx for pediatric ADHD patients

Supported by data across five clinical trials, in June 2020, EndeavorRx was granted marketing authorization and was classified as a Class II medical device by the FDA through FDA’s de novo process. EndeavorRx is currently indicated to improve attention function as measured by computer-based testing in children ages 8-17 years old with primarily inattentive or combined-type ADHD, who have a demonstrated attention issue. Patients who engage with EndeavorRx demonstrate improvements in a digitally assessed measure Test of Variables of Attention (“TOVA®”) of sustained and selective attention and may not display benefits in typical behavioral symptoms, such as hyperactivity. EndeavorRx should be considered for use as part of a therapeutic program that may include clinician-directed therapy, medication and/or educational programs, which further address symptoms of the disorder. EndeavorRx is available by prescription only. It is not intended to be used as a stand-alone therapeutic and is not a substitution for a child’s medication.

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

Clinical evidence supporting EndeavorRx

The EndeavorRx research program includes three studies in ADHD (STARS-ADHD, STARS-Adjunct and ADHD-POC) and pilot studies in ADHD with Sensory Processing Disorder and in ADHD with ASD (see below section for a description of the ASD study).

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

The treatment was well-tolerated. There were no serious adverse events and the total reported adverse events were in 18% of patients. The most common treatment-related adverse events reported were frustration (13.1%), headache (1.9%), irritability (1.5%), dizziness (1%), agitation (0.5%), anxiety (0.5%), asthenopia (0.5%), nausea (0.5%), feeling abnormal (0.5%) and pruritus (0.5%).

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

We believe the overall efficacy profiles of the ADHD studies described herein reflect the targeted nature of the treatment and underlying technology, i.e., to target attention networks. We believe these efficacy profiles meet an important need for children in ADHD, which is reinforced by the indication of EndeavorRx. Specifically, the FDA-authorized indications for use specify that EndeavorRx is intended to improve attention function, and that EndeavorRx is for children ages 8-17 years old with primarily inattentive or combined-type ADHD, who have a demonstrated attention issue, and to be used alongside their current treatment program, and that EndeavorRx should be considered for use as part of a therapeutic program that may include clinician-directed therapy, medication, and/or educational programs, which further address symptoms of the disorder.

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

In January 2023, we announced top-line results of this STARS-ADHD-Adolescents label expansion trial evaluating the efficacy and safety of AKL-T01 (marketed and branded as EndeavorRx in the U.S.) in 162 adolescents ages 13-17 with ADHD, with the trial meeting its primary endpoint and showing statistically significant improvement in a number of other symptom outcomes.

These data were the basis of our 510(k) submission to FDA in May 2023; and in December 2023, we obtained marketing authorization from FDA for the label expansion of EndeavorRx to include adolescents ages 13-17 with ADHD. Results from this study were presented at two scientific meetings in 2023 and are currently under review for publication in a peer-reviewed journal.

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

In August 2022, we announced that following a successful Phase 2 trial, Shionogi had commenced a pivotal Phase 3 portion of this study.

In February 2024, Shionogi announced its submission of a marketing approval application for SDT-001 to Japan’s Ministry of Health, Labour, and Welfare, for commercialization and sale in Japan. The submission for marketing approval in Japan is based on the results of the Phase 3 clinical trial conducted by Shionogi in Japan. The trial aimed to evaluate the efficacy and safety of SDT-001 in 164 pediatric ADHD patients aged 6 to 17 who received conventional treatments such as environmental adjustments and psychosocial therapies. The SDT-001 group, undergoing approximately 25 minutes of treatment once daily for 6 weeks (1 cycle), demonstrated statistically significant improvements in the change from baseline in the Attention-Deficit/Hyperactivity Disorder Rating Scale IV (ADHD-RS-IV) Inattention score compared to the control group (continuing conventional treatments) at the 6-week mark (p < 0.05), achieving the primary endpoint of the trial. Moreover, statistically significant improvements were observed in the change from baseline in the total ADHD-RS-IV score and the hyperactivity/impulsivity score at the 6-week mark in the SDT-001 group compared to the control group (p < 0.05). No safety concerns or serious adverse events related to SDT-001 were observed. Furthermore, symptom improvements were sustained even after two cycles of SDT-001 use, with no safety concerns noted.

Clinical evidence supporting EndeavorOTC

U.S. study of AKL-T01 in adults (STARS-ADHD-Adults)

In January 2023, we announced that based on the slower-than anticipated trial recruitment and the positive clinical data from the above STARS-ADHD-Adolescents pivotal trial and our desire to maximize capital efficiency, we discontinued recruitment of STARS-ADHD-Adults, the multi-center pivotal trial to assess the efficacy of AKL-T01 in adults 18 years and older diagnosed with ADHD in order to analyze the trial data. The study enrolled 223 patients and evaluated objective attention functioning and ADHD symptoms/impairments in adults with a diagnosis of ADHD (combined or inattentive subtype), stably on or off ADHD medication, after six-weeks of AKL-T01 treatment.

In May 2023, we announced topline results of the STARS-ADHD-Adult clinical trial in adults with ADHD evaluating the efficacy and safety of EndeavorRx (AKL-T01), the first product built on the Akili platform. STARS-ADHD-Adult was designed as a pivotal clinical trial to enable registration with the FDA. The trial demonstrated statistically significant improvement in attention functioning after six weeks of treatment, achieving its predefined primary efficacy outcome. Significant improvements were also seen across a range of secondary and exploratory outcomes, including clinical assessments of ADHD-related symptoms and a validated measure of quality of life. The treatment was well-tolerated, with minimal side effects and no serious device-related adverse events reported.

In June 2023, we released EndeavorOTC®, which is built on the same platform as EndeavorRx, nationwide as an over-the-counter product that does not require a prescription to improve attention function, ADHD symptoms and quality of life in adults 18 years of age and older with primarily inattentive or combined-type ADHD, under the FDA guidance entitled “Enforcement Policy for Digital Health Devices for Treating Psychiatric Disorders During the Coronavirus Disease 2019 Public Health Emergency” (the “COVID-19 Guidance”). The COVID-19 Guidance allows for the marketing of certain digital therapeutics without premarket clearance, de novo classification, or approval so long as certain criteria are met for the duration of the COVID-19 Guidance, which was expected to remain in effect until November 7, 2023 consistent with FDA guidance entitled “Transition Plan for Medical Devices That Fall Within Enforcement Policies Issued During the Coronavirus Disease 2019 (COVID-19) Public Health Emergency” (the “COVID-19 Transition Guidance”). The COVID-19 Transition Guidance allows for the continued distribution of devices falling under the COVID-19 Guidance without marketing authorization so long as the manufacturer has submitted a marketing submission to FDA, the submission has been accepted by FDA prior to November 7, 2023 and FDA has not taken a final action on the marketing submission.

While EndeavorOTC has not been authorized by FDA for any indications, we submitted a marketing submission to FDA for EndeavorOTC on October 30, 2023. Through guidance from FDA regarding the COVID-19 Transition Guidance, it was clarified that marketing submissions received by FDA on or before November 7, 2023, that pass their technical review after the deadline without being placed on submission hold are still eligible for continued enforcement discretion. Pursuant to FDA’s guidance on this topic, and given that we have since passed FDA’s technical review and have not been placed on submission hold, we are continuing to commercialize, distribute, and market EndeavorOTC under the COVID-19 Guidance. We will continue to work interactively with FDA on this submission and expect to provide information regarding the status of the application by the end of the second quarter of 2024.

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

Clinical development program and upcoming milestones in ASD

As noted previously with our updated strategic plan, this clinical program has been de-prioritized while we focus resources on the ADHD population. Further development of our pipeline outside of ADHD will be contingent upon a number of factors, including capital raising and supportive business development activities.

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

In the study, AKL-T03 showed a statistically significant improvement in sustained attention compared to control (p=0.002) on the predefined primary endpoint, as measured by the TOVA engagement with AKL-T03 also showed a strong correlation with improved processing speed. There were no serious adverse events observed for AKL-T03. Two (5.5%) of 37 patients using AKL-T03 reported an intervention-related adverse event (headache) Results of the study were published in The American Journal of Psychiatry in 2022.

Clinical development program and upcoming milestones in MDD

As noted previously with our updated strategic plan, this clinical program has been de-prioritized while we focus resources on the ADHD population. Further development of our pipeline outside of ADHD will be contingent upon a number of factors, including capital raising and supportive business development activities.

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

Clinical development program and upcoming milestones in MS

As noted previously with our updated strategic plan, this clinical program has been de-prioritized while we focus resources on the ADHD population. Further development of our pipeline outside of ADHD will be contingent upon a number of factors, including capital raising and supportive business development activities.

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

Pilot studies in COVID fog

There are currently no FDA-approved treatments for cognitive dysfunction following COVID-19 infection (“COVID fog”) and research suggests that it can affect between 20-80% of COVID-19 survivors who had been hospitalized. We worked with research teams at Weill Cornell Medicine, NewYork-Presbyterian Hospital and Vanderbilt University Medical Center to conduct randomized, controlled clinical studies evaluating the ability of our investigational digital therapeutic to target and improve cognitive functioning in COVID-19 survivors who have exhibited a deficit in cognition.

The Akili, Weill Cornell Medicine and NewYork-Presbyterian Hospital randomized, controlled study was evaluating AKL-T01 in approximately 100 COVID-19 survivors ages 18-89 who have exhibited a deficit in cognition. The study took place over 10 weeks, with six weeks of treatment and four weeks of follow-up. Half of the study participants received the investigational digital treatment and half served as a control group. The primary endpoint of the study was mean change in cognitive function, as assessed by a measure of attention and processing speed. Secondary endpoints include additional measures of cognitive functioning. The study was conducted remotely in patients’ homes, and patients in the control arm had the option to receive the AKL-T01 intervention after the conclusion of their participation in the control group.

The Akili and Vanderbilt randomized, controlled study evaluated AKL-T01 in approximately 100 COVID-19 survivors ages 18 and older who have exhibited a deficit in cognition. The study recruited subjects who had completed the SARS-CoV-2 Household Transmission Study. Half of the study participants received the investigational digital treatment for four weeks and half served as a control group. The primary endpoint of the study was mean change in cognitive function, as measured by CNS Vital Signs (composite score of cognitive function, especially attention and processing speed). Secondary endpoints included additional measures of cognitive functioning. The study was conducted remotely in patients’ homes.

In August 2023, we reported that topline analysis had been completed on the Cornell and Vanderbilt trials evaluating EndeavorRx in adults with COVID fog. These independent proof-of-principle studies randomized eligible patients to receive either EndeavorRx or treatment as usual. We did not see statistical separation between the groups on the primary outcome measures, but we did observe compelling improvements in a number of secondary measures that assessed functional outcomes, such as fatigue, depression, anxiety and quality of life, as well as secondary measures of cognitive functioning specifically associated with attentional control. Across these functional and cognitive outcomes, we observed statistically significant changes from baseline to end of treatment in the group receiving EndeavorRx, and these changes were statistically significant or trending toward significance when compared to the control group. We are working with the study investigators to present the data at an upcoming scientific meeting and submit findings for publication.

Pilot study in post-operative patients

Working with Vanderbilt’s Critical Illness, Brain Dysfunction and Survivorship (CIBS) Center, we are conducting a pilot study of AKL-T01 in older surgical patients. The ongoing COPE-iOS study will assess the efficacy of AKL-T01 in improving cognitive outcomes in post-op patient populations by combining cognitive and physical training as part of interventions that occur before surgery and up to three months after hospital discharge.

The COPE-iOS controlled study will randomize approximately 250 patients 60 years and older undergoing elective major non-cardiac surgery to evaluate the efficacy of a comprehensive cognitive training program (digital cognitive intervention and supervised progressive multimodal physical exercise) in improving long-term cognitive outcomes as compared to an active control (control computer game, health information, stretching exercises) for two to four weeks prior to surgery and for three months after discharge. The primary endpoint of the five year study is the difference in global cognition between intervention and active control three and 12 months after discharge. Neuropsychological professionals blinded to treatment assignment and hospital course will assess global cognition at baseline and after discharge using the CNS Vital Signs neurocognitive battery. In addition, Vanderbilt will obtain blood to evaluate biomarkers of neuronal injury and will be performing brain MRI imaging at baseline and three months after discharge, providing a robust mechanistic aim of the study in addition to evaluation of cognition and physical function outcomes. This is a long term study and no results are expected before mid-to late 2024.

Pilot study in CRCI

We worked with UCSF to conduct a pilot study in patients with cancer-related cognitive dysfunction. The study plan included randomizing approximately 60 patients to evaluate the feasibility, safety and initial signals of efficacy of AKL-T01 as compared to control game. Half of the study participants received the investigational digital treatment for four weeks and half served as a control group. They used the treatment or control game for 25 minutes per day, five days a week for four weeks. Cognitive measures include TOVA and Adaptive Cognitive Evaluation (“ACE”), a mobile cognitive control assessment battery. This pilot study in CRCI is now closed and any additional updates will be based on investigator discretion.

Clinical development program and upcoming milestones in acute cognitive dysfunction

As noted previously with our updated strategic plan, this clinical program has been de-prioritized while we focus resources on the ADHD population. Further development of our pipeline outside of ADHD will be contingent upon a number of factors, including capital raising and supportive business development activities.

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

Clinical development program and upcoming milestones in acute cognitive assessment

As noted previously with our updated strategic plan, this clinical program has been de-prioritized while we focus resources on the ADHD population. Further development of our pipeline outside of ADHD will be contingent upon a number of factors, including capital raising and supportive business development activities.

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

Intellectual Property

We actively seek to obtain patent protection in the U.S. and other countries for inventions covering our products and technologies. We also license patents and technologies from third parties. Further, we rely on copyrights (including copyright registrations for software designs), trademarks and trade secrets relating to our proprietary algorithms or processes, in order to develop, strengthen and maintain our proprietary position in the digital therapeutics field.

We solely own or exclusively license twenty-one (21) utility patent families directed to software or methods related to cognition and/or digital therapeutics, including, as of February 23, 2024, fifty-five (55) patents allowed or granted worldwide (eighteen in the U.S., fifteen in Japan, three in Canada, two in Australia, eight in China/Hong Kong/Macau, six in South Korea, one in the European Union and two in Taiwan). Patent expiration dates noted below refer to earliest potential statutory expiration dates and do not take into account any potential patent term adjustments or extensions that may be available.

Exclusively licensed utility patent families include the following:

•
An exclusive license from UCSF to a patent family directed to software and methods for enhancing cognition via a task performed in the presence of interferences (distractions and/or interrupters) (see “Agreements/Third Parties—UCSF NeuroRacer Agreement” below for a description of this exclusive license agreement). Three U.S. patents, six Japanese patents and one Canadian patent have been allowed in this family, the patents expiring as early as 2031 (Japan and Canada) and 2032 (U.S.). Additional applications are pending in this family in the U.S., Australia, Canada, Japan and Europe.

•
An exclusive license from UCSF to a patent family directed to software and methods for enhancing cognition via a task with both a physical and cognitive component. Two Japanese patents have been allowed in this family, expiring as early as 2035. Additional applications are pending in this family in the U.S., Australia, Canada, Europe, Hong Kong and Japan.

Solely owned utility patent families include the following:

•
A patent family directed to a personalized cognitive training regimen through difficulty progression. One U.S. patent, one Japanese patent, one Canadian patent, and one South Korean patent have been allowed in this family and will expire as early as 2035. Additional applications are pending in this family in Europe and Hong Kong.
•
A patent family directed to processor-implemented systems and methods for measuring cognitive abilities. Two U.S. patents and one South Korean patent have been allowed in this family and will expire as early as 2036. Additional applications are pending in this family in the U.S. and Canada.
•
A patent family directed to signal detection metrics in adaptive response-deadline procedures. One U.S. patent, one Japanese patent, one Chinese patent, one Macau patent and one South Korean patent have been allowed in this family and will expire as early as 2037. An additional application is pending in this family in Canada.
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
•
A patent family directed to a platform configured to render computerized emotional/affective elements for use as stimuli in computerized tasks. One South Korean patent, one Chinese patent, one Hong Kong patent and one Macau patent have been allowed in this family and will expire as early as 2037. An additional application is pending in this family in Japan.
•
A patent family directed to a cognitive platform coupled with a physiological component. Two U.S. patents, one Japanese patent, one Australian patent, one Chinese patent and one South Korean patent have been allowed in this family and will expire as early as 2037. Additional applications are pending in this family in the U.S., Canada, Europe, Macau and Hong Kong.
•
A patent family directed to a distributed network for the secured collection, analysis, and sharing of data across platforms. One Japanese patent and one Chinese patent have been allowed in this family and will expire as early as 2038. An additional application is pending in the U.S.
•
A patent family directed to systems and methods for scientific evaluation of program code outputs. One U.S. patent has been allowed in this family and will expire as early as 2040. An additional application is pending in the U.S.
•
A patent family directed to a cognitive platform including computerized elements. Two U.S. patents, one Canadian patent, one European patent, one Japanese patent, and one Chinese patent have been allowed in this family and will expire as early as 2038. Additional applications are pending in the U.S., Europe and Hong Kong.
•
A patent family directed to a cognitive platform for identification of biomarkers and other types of markers. One U.S. patent, one Australian patent and one Japanese patent have been allowed in this family and will expire as early as 2037. Additional applications are pending in the U.S., Europe and Canada.
•
A patent family directed to a platform for identification of biomarkers using navigation tasks and treatments using navigation tasks. One Japanese patent and one South Korean patent have been allowed in this family and will expire as early as 2037. Additional applications are pending in the U.S., Canada and Japan.
•
A pending patent family directed to a cognitive platform for deriving effort metric for optimizing cognitive treatment, with applications pending in the U.S., Canada, Australia, South Korea, China and Hong Kong. If any patents are allowed in this family, they could expire as early as 2039.
•
A pending patent family directed to systems and methods for software design control and quality assurance. One U.S. patent and one Taiwanese patent have been allowed in this family and will expire as early as 2040. Additional applications are pending in Australia, Canada, Europe, China, Hong Kong, Japan and South Korea.
•
A pending patent family directed to a system and method for adaptive configuration of computerized cognitive training programs, with applications pending in the U.S. and Taiwan. If any patents are allowed in this family, they could expire as early as 2041.

•
A patent family directed to a method for algorithmic rendering of graphical user interface elements. One U.S. patent and one Taiwanese patent have been allowed in this family and will expire as early as 2041. Additional applications are pending in the U.S. and pursuant to the International Patent Cooperation Treaty.
•
A pending patent family directed to a method and system for determining equitable benefit in digital products and services, with an application pending in the U.S. If any patents are allowed in this family, they could expire as early as 2042.
•
A pending patent family directed to cognitive screens, monitor and cognitive treatments targeting immune-mediated and neuro-degenerative disorders, with applications pending in the U.S., Canada, China, Hong Kong and South Korea. If any patents are allowed in this family, they could expire as early as 2039.
•
A pending patent family directed to scaled analysis of performance data in digital health interventions, with a provisional application pending in the U.S. If any patents are allowed in this family, they could expire as early as 2044.

In addition to our utility patents, we own three families of design patents worldwide, relating to various former and/or current Company logos or designs for our software applications, including over 40 granted or allowed design patents as of February 23, 2024. One family of design patents is directed to a graphical user interface with an animated logo for a display screen, with one allowed patent in the U.S., which patents would expire as early as 2034. A second family of design patents is directed to an animated graphical user interface for a display screen, with allowed patents in the U.S., Australia, Canada, Europe, Japan, China and South Korea, which patents would expire as early as 2030. A third family of design patents is directed to a graphical user interface for a display screen, with allowed patents in the U.S., Australia, Canada, China, Europe, Japan and South Korea, which patents would expire as early as 2027. The foregoing design patent expiration dates assume all applicable renewals are paid when due.

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

While we consider these proprietary technology rights to be important to us, a range of factors help to mitigate the future effects of patent and license expiration on our results of operations and financial position. These factors include: publications, including peer-reviewed third-party studies, that demonstrate the efficacy of our products; our brand strength and reputation in the marketplace; our existing distribution platform and our customer support; the applicable regulatory authorization status for certain products; our continued investments in innovative product improvements that often result in new technologies and/or additional patents; our investment in innovations that results in new product offerings that often are patentable; and our significant know-how, scale and investments related to the clinical development and commercialization of associated product offerings.

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

Agreements/Third Parties

Shionogi Collaboration Agreement

In March 2019, Shionogi & Co. Ltd. exercised its option to enter into an exclusive collaboration and license agreement (the “Shionogi Agreement”) with us, pursuant to which we and Shionogi agreed to collaborate in the development and commercialization of certain digital therapeutic products, including EndeavorRx and AKL-T02, variations of Akili’s SSME technology, in the licensed field in Japan and Taiwan. Under the agreement, Shionogi is primarily responsible for the development and commercialization of such licensed products at its own cost and expense. Shionogi has agreed to use commercially reasonable efforts to obtain regulatory approval for certain licensed products, including EndeavorRx and AKL-T02, in each indication in the licensed field throughout Japan and Taiwan. The development and commercialization of the licensed products are overseen by a joint steering committee comprised of an equal number of representatives from each of us and Shionogi. We maintain control over the development and commercialization of the licensed products worldwide for all indications, and in Japan and Taiwan for all indications outside of Shionogi’s licensed field. Additionally, we provide certain technical support services to Shionogi, and we have agreed to certain responsibilities with respect to licensed product development activities under the agreement.

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

To date, we have received an aggregate amount of approximately $25.4 million from Shionogi under the Shionogi Agreement, which includes an initial upfront fee payment of $10.0 million, an additional $10.0 million option exercise payment, proceeds from a $5.0 million corporate bond and $0.4 million to produce a control version of our software for the trials in Japan. In addition to what we have received from Shionogi to date, we are also entitled to receive up to a total of $110.0 million in total development and commercial milestones across all licensed products in the licensed territories. Additionally, we are entitled to royalties, in a range between 20-30%, on annual net sales of licensed products in the territory so long as Shionogi continues to sell the licensed products in such territory, subject to certain specified reductions. Shionogi will also help fund development costs in Japan and Taiwan.

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

UCSF NeuroRacer Agreement

On October 18, 2013, we entered into an exclusive license agreement with The Regents of the University of California (the “UCSF NeuroRacer Agreement”), which was amended on May 17, 2018, and February 25, 2019. Certain granted patent claims licensed under the agreement cover aspects and/or functionality of EndeavorRx and EndeavorOTC. Under the agreement, UCSF grants us an exclusive, worldwide, sublicensable license under UCSF’s rights in certain patents and copyrights controlled by UCSF, to, in the case of the licensed patents, make, use, sell, offer for sale and import, and to reproduce, prepare derivative works, distribute, perform, and, in the case of the licensed copyrights, display, certain licensed products, services, software, and methods covered by such patents and copyrights. Under the agreement, UCSF retains the right to use the licensed technology for educational and research purposes, including sponsored research performed for or on behalf of commercial entities. Under this agreement, we have rights to three allowed U.S. patents, six allowed Japanese patents and one Canadian patent. These patents expire as early as 2031 (for the Japanese and Canadian patents) and 2032 (for the U.S. patents).

As consideration for entering into the UCSF NeuroRacer Agreement, we paid UCSF a license issue fee of $10,000. We also paid UCSF an aggregate license maintenance fee of $25,000 ($5,000 annually for five years up to the first sale of a licensed product).

Additionally, we are obligated to pay to UCSF up to a total of $1.1 million in total milestone payments for products covered by the license (including EndeavorRx and EndeavorOTC), including for certain patent-related, regulatory and commercial milestones. To date, we have paid UCSF a total of $185,000 in such milestone payments.

In addition, we are obligated to pay to UCSF certain mid-single digit percentage royalties on annual net sales of licensed products, methods, or services depending on if such products, methods, or services are clinically tested or not, subject to certain specified reductions. Royalties are payable to UCSF from the date of first commercial sale of a licensed product or licensed service on a country-by-country basis until the later of expiration or abandonment of the licensed patents or on the tenth anniversary of the first commercial sale of each such licensed product or licensed service in such country. To date , we have paid to UCSF a total of $491,877 in such royalty payments. In total, we have paid UCSF $711,877 under the UCSF NeuroRacer Agreement for the above-referenced license issue fee, aggregate license maintenance fee, milestone payments to date, and royalty payments to date.

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

TALi Agreement

In August 2021, we entered into a license agreement with TALi Digital Limited (the “TALi Agreement”) pursuant to which we licensed TALi’s technology designed to address early childhood attention impairments. On October 16, 2023, we mutually agreed with TALi to terminate such license agreement, with such termination effective as of October 16, 2023. As a result, we do not have plans at present to pursue additional clinical or regulatory efforts in children under 8 years old with ADHD. To date, we paid $0.1 million to TALi pursuant to the TALi Agreement.

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

In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product.

While coverage and reimbursement are no longer a focus area for our business strategy, decreases in third-party reimbursement for any product or a decision by a third-party payer not to cover a product could reduce health care provider usage and user demand for the product and also have a material adverse effect on sales.

Health Care Laws and Regulations

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payers, patient organizations and customers, may be subject to broadly applicable healthcare laws and regulations, including fraud and abuse laws. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if authorized. The laws that may affect our ability to operate include, but are not limited to:

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
•
the federal Physician Payment Sunshine Act, created under the ACA and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the US Department of Health and Human Services (“HHS”) information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
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

In the U.S., to help patients afford our authorized product, we may utilize programs to assist them, including patient assistance programs and co-pay coupon programs for eligible patients. Government enforcement agencies have shown increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar insurer actions. In November 2013, the CMS issued guidance to the issuers of qualified health plans sold through the ACA's marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that the CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. The CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. In September 2014, the OIG of the HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons. It is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition.

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

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which remain in effect through 2031.

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

President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory authorization or frequency with which any such product candidate is prescribed or used.

The Inflation Reduction Act of 2022 (“IRA”) includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

Individual states have also been increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once authorized, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Data Privacy and Security Laws

Personal privacy and data security have become significant issues in the U.S., Europe, and in many other jurisdictions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state, and foreign government bodies and agencies have adopted, or are considering adopting, laws and regulations regarding the collection, use, and disclosure of personal information, including protected health information. These laws and regulations, including their interpretation by governmental agencies, are subject to frequent change and could have a negative impact on our business. In addition, in the future, industry requirements or guidance, contractual obligations, and/or legislation at both the federal and the state level may limit, restrict or regulate the use or transmission of health information outside of the U.S..

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

There is ongoing concern from privacy advocates, regulators and others regarding data privacy and security issues, and the number of jurisdictions with data privacy and security laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identification, anonymization or pseudonymization of health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect that there will continue to be new proposed and amended laws, regulations and industry standards concerning privacy, data protection and information security in the U.S., such as the California Consumer Privacy Act (the “CCPA”), as amended by the California Privacy Rights Act (the “CPRA”), which went into effect on January 1, 2023. The amendments to the CCPA introduced by the CPRA created additional obligations with respect to processing and storing personal information and established a new state agency that is vested with authority to implement and enforce the CCPA. Additionally, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Already, in the U.S., we have witnessed significant developments at the state level. In addition to the CCPA, new privacy and data security laws have been enacted in numerous other states and have been proposed in even more states as well as in the U.S.

Congress, reflecting a trend toward more stringent privacy legislation in the U.S., which may accelerate. If enacted, such proposed legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

Furthermore, other states have proposed or enacted legislation that is focused on more narrow aspects of privacy. For example, a number of states have passed laws that protect biometric information and a smaller number of states have passed or are considering laws that are specifically focused upon health privacy, such as Washington’s My Health My Data Act. The effects of state and federal privacy laws are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.

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

The GDPR and UK GDPR are wide-ranging in scope and impose numerous additional requirements on companies that process personal data, including requirements relating to having a legal basis for processing personal data, stricter requirements relating to the processing of sensitive data (such as health data), requiring that consent of individuals to whom the personal data relates is obtained in certain circumstances, requiring disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, creating mandatory data breach notification requirements in certain circumstances, requiring data protection impact assessments for high risk processing and requiring that certain measures (including contractual requirements) are put in place when engaging third-party processors. The GDPR and the UK GDPR also provide individuals with various rights in respect of their personal data, including rights of access, erasure, portability, rectification, restriction and objection. The GDPR and UK GDPR define personal data to include pseudonymized or coded data and requires different informed consent practices and more detailed notices for clinical trial participants and investigators than apply to clinical trials conducted in the U.S. We are required to apply GDPR and UK GDPR standards to any clinical trials that our EU and UK established businesses carry out anywhere in the world.

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

To enable the transfer of personal data outside of the EU or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU (or otherwise subject to the GDPR) to controllers or processors established outside the EU (and not subject to the GDPR). The new standard contractual clauses require exporters to assess the risk of a data transfer on a case-by-case basis, including an analysis of the laws in the destination country. The UK is not subject to the EC’s new standard contractual clauses but has published a UK-specific transfer mechanism, which enables transfers from the UK. The UK-specific mechanism, the “International Data Transfer Agreement”, requires a similar risk assessment of the transfer as the standard contractual clauses. Further, the EU and United States have adopted its adequacy decision for the EU-U.S. Data

Privacy Framework ("Framework"), which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the U.S. is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with GDPR. There has been an extension to the Framework to cover UK transfers to the United States. The Framework could be challenged like its predecessor frameworks. We are required to implement these new safeguards when conducting restricted data transfers under the EU and UK GDPR and doing so requires significant effort and cost.

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

In many jurisdictions, enforcement actions and consequences for non-compliance with protection, privacy and information security laws and regulations are rising. In the EU and the UK, data protection authorities may impose large penalties for violations of the data protection laws, including potential fines of up to €20 million (£17.5 million in the UK) or 4% of annual global revenue, whichever is greater. The authorities have shown a willingness to impose significant fines and issue orders preventing the processing of personal data on non-compliant businesses. Data subjects also have a private right of action, as do consumer associations, to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of applicable data protection laws. The APPI allows for fines of up to ¥100 million for violations of the law. In the U.S., possible consequences for non-compliance include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. In the US, certain laws such as Washington’s My Health My Data Law and Illinois’ Biometric Information Privacy Act also have a private right of action.

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

FCPA and Other Anti-Bribery and Anti-Corruption Laws

The U.S. Foreign Corrupt Practices Act (the “FCPA”) prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad or to otherwise influence a person working in an official capacity. The scope of the FCPA would include interactions with certain health care professionals in many countries. We maintain a compliance program designed to comply with the FCPA and anti-bribery laws and regulations applicable to our business. Our present and future business has been and will continue to be subject to various other U.S. and foreign laws, rules and/or regulations.

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

In response in part to the economic environment and our strategic plan to transition from a prescription to a non-prescription business model, we took decisive action to become a more capital-efficient company and made the difficult decisions to announce workforce reductions of approximately 30% of our employees in January 2023 and 40% of our employees in September 2023. The cost reduction efforts related to these announcements included efficiency focused efforts such as scaling back budgets and operating expenses, restructuring teams, reprioritizing our clinical pipeline and efforts to align our business with a new strategic plan to transition our business to a non-prescription model and to increase efficiency – and a necessary but difficult part of this was parting ways with colleagues and friends. We made it a priority to treat outgoing employees with respect and announced a severance package for these employees that included severance payments of at least two months’ salary. The severance package also extended exercise deadlines for vested stock options and helped pay for any elected COBRA healthcare benefits during the length of severance.

As of February 1, 2024 we had 68 full-time employees, of which nine have M.D., D.Phil. or Ph.D. degrees. Of our full-time employees, 37 were engaged in research and development activities and 31 were engaged in commercial activities, business development, finance and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, motivating and integrating our existing and future employees. The principal purposes of our equity incentive plans are to attract, retain and reward high performing employees, consultants and directors through grants of stock-based compensation awards and payments of cash-based performance bonus awards, in order to increase stockholder value and the success of our company by motivating our employees to perform to the best of their abilities and achieve our objectives.

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

Risks Related to our Business and Industry

We are a technology company with a limited operating history that is focused on the delivery of digital therapeutics. We announced a strategic plan to transition from a prescription to a non-prescription business model and are pursuing regulatory authorization for over-the-counter labeling of our products. We have a history of significant losses, anticipate that expenses may increase in the future, and we may not be able to achieve or maintain profitability.

We are a technology company with a limited operating history. Like biopharmaceutical product development, digital therapeutic product development is a highly speculative undertaking and involves a substantial degree of risk. Since Akili’s inception in December 2011, we have focused substantially all of our efforts and financial resources on developing our computational platform, building our research and development capabilities, and sourcing, researching, licensing in key assets and developing our products. In September 2023, we announced a strategic plan to transition from a prescription to a non-prescription business model, including our plans to pursue regulatory authorization for over-the-counter labeling of our products. We have generated limited revenue from product sales, and we do not expect to generate significant revenue from product sales in the foreseeable future.

We offer EndeavorRx, a prescription video game treatment indicated for use to improve attention function for children ages 8-17 years old with primarily inattentive or combined-type ADHD, who have a demonstrated attention issue and EndeavorOTC, an over-the-counter product that does not require a prescription to improve attention function, ADHD symptoms and quality of life in adults 18 years of age and older with primarily inattentive or combined-type ADHD. We have only obtained marketing authorizations to commercialize EndeavorRx in the U.S. and the European Economic Area, but have not received regulatory authorization to market it anywhere else in the world. In June 2023, EndeavorOTC, which is built on the same platform as EndeavorRx, was made available nationwide without a prescription to improve attention function, ADHD symptoms and quality of life in adults 18 years of age and older with primarily inattentive or combined-type ADHD, under the FDA guidance entitled “Enforcement Policy for Digital Health Devices for Treating Psychiatric Disorders During the Coronavirus Disease 2019 Public Health Emergency” (the “COVID-19 Guidance”). The COVID-19 Guidance allows for the marketing of certain digital therapeutics without premarket clearance, de novo classification, or approval so long as certain criteria are met for the duration of the COVID-19 Guidance, which was expected to remain in effect until November 7, 2023 consistent with FDA guidance entitled “Transition Plan for Medical Devices That Fall Within Enforcement Policies Issued During the Coronavirus Disease 2019 (COVID-19) Public Health Emergency” (the “COVID-19 Transition Guidance”). The COVID-19 Transition Guidance allows for the continued distribution of devices falling under the COVID-19 Guidance without marketing authorization so long as the manufacturer has submitted a marketing submission to FDA, the submission has been accepted by FDA prior to November 7, 2023 and FDA has not taken a final action on the marketing submission. While EndeavorOTC has not been authorized by FDA for any indications, we submitted a marketing submission to FDA for EndeavorOTC on October 30, 2023. Through communications with FDA regarding the COVID-19 Transition Guidance, it was clarified that marketing submissions received by FDA on or before November 7, 2023, that pass their technical review after the deadline without being placed on submission hold will still be eligible for continued enforcement discretion. Pursuant to FDA’s guidance on this topic, and given that we have since passed FDA’s technical review and have not been placed on submission hold, we are continuing to commercialize, distribute, and market EndeavorOTC under the COVID-19 Guidance. There can be no assurance that our submission will be accepted by FDA or that in the future we will obtain marketing authorization from FDA or other regulators to market and sell EndeavorOTC or any other future products in the U.S. or anywhere else in the world. FDA has broad authority to change its enforcement discretion at any time. If our submission is not accepted or not ultimately authorized, FDA may not continue to provide enforcement discretion and our financials and ability to achieve profitability would be adversely affected.

We have incurred net losses and negative operating cash flows in each year since our inception. Our net loss was $59.5 million and $8.0 million for the years ended December 31, 2023 and 2022 respectively, and we had an accumulated deficit of $299.8 million as of December 31, 2023. Our net cash used in operating activities was $57.9 million and $83.5 million for the years ended December 31, 2023 and 2022, respectively. Substantially all of our operating losses and negative operating cash flows have resulted from costs incurred in connection with developing our technology, research and development efforts, advancing our research stage and clinical programs, building our clinical operations group, facilities costs, depreciation and amortization and general and administrative expenses. Our current efforts are primarily focused on managing and executing our strategic plan to transition from a prescription to a non-prescription model, including obtaining regulatory authorization and commercializing EndeavorOTC in adults with ADHD, pursuing regulatory authorization for over-the-counter labeling of both our EndeavorRx and EndeavorOTC products and continuing to support the distribution and fulfillment of EndeavorRx during the transition. Further development of our programs outside of ADHD will be contingent upon a number of factors, including capital raising and supportive business development activities. We expect to continue to incur significant marketing-related expenses as we commercialize EndeavorOTC. We will also continue to incur costs associated with operating as a public company. As a result, we expect to continue to incur significant operating and negative operating cash flows losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with developing and commercializing new technologies, such as EndeavorOTC and EndeavorRx, our digital therapeutics products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

The failure of our digital therapeutics to achieve and maintain market acceptance and adoption, particularly by customers, could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our new non-prescription business model is highly dependent on our digital therapeutics, achieving and maintaining broad market acceptance and adoption, particularly by customers. Market acceptance and adoption of our digital therapeutics depends primarily on educating our potential customers or other entities making the buying decision, as well as healthcare providers, as to the distinct features, therapeutic benefits, cost savings, and other advantages of our digital therapeutics as compared to competitive products or other currently available methodologies, the success of our commercial strategy, including direct-to-consumer marketing efforts, and our ability to respond to customer needs and have our customers recommend or promote our product. If we are not successful in demonstrating to existing or potential customers the benefits of our products, or if we are not able to achieve the support of customers who use our products, we may not achieve sales in line with our forecasts.

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
•
our ability to execute on our commercial strategy, including direct-to-consumer marketing efforts to drive customer acquisition and promote customer advocacy and ambassadorship;
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

Our success will depend heavily on whether we can successfully commercialize our products.

Our overall success will rely heavily on the commercial success of EndeavorOTC and EndeavorRx. Failure to successfully commercialize our products would likely cause our business to fail. While we believe we have seen positive results thus far from the release of Endeavor OTC, there are numerous examples of failures to meet high expectations of market potential for product releases in the healthcare space, including by pharmaceutical companies with more experience and resources than us. If the commercialization of our products is unsuccessful or perceived as disappointing, our stock price could decline significantly.

Although our employees may have previously marketed, commercialized and sold other healthcare-related products while employed at other companies, we have limited experience selling and marketing our products. Any failure or delay in the timely development of our internal commercialization capabilities could adversely impact the potential for commercial success of our products.

We believe that much of our customer base and potential user populations for our products are active on social media, and we have engaged and intend to continue to engage through those platforms to elevate our national marketing presence in direct-to consumer marketing. Social media practices are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, users of our products may use social media platforms to comment on the effectiveness of, or adverse experiences with, our products, which could result in regulatory reporting obligations or the need for us to conduct an investigation. The use of influencers and product ambassadors to promote our products also may be subject to federal truth-in-advertising laws enforced by the Federal Trade Commission (FTC), as well as comparable state consumer protection laws, and we are responsible for training those influencers on the compliant messages they can deliver to consumers. Any actual or perceived non-compliance by our influencers and patient ambassadors with those requirements could lead to an investigation by the FTC or a comparable state agency or could lead to allegations of misleading advertising.

If customers and/or healthcare providers are not willing to change current practices to adopt EndeavorOTC and/or EndeavorRx, or if EndeavorOTC and/or EndeavorRx fail to gain increased market acceptance, our ability to execute our strategy will be impaired, and our business, prospects, results of operations and financial condition could be materially adversely affected.

Our strategy to grow our revenue is to focus our efforts primarily on managing and executing our strategic plan to transition from a prescription to a non-prescription model, including obtaining regulatory authorization and commercializing EndeavorOTC in adults with ADHD, pursuing regulatory authorization for over-the-counter labeling of both our EndeavorRx and EndeavorOTC products and continuing to support the distribution and fulfillment of EndeavorRx during the transition. If we are not successful in demonstrating the benefits of our products or do not achieve the support of customers and the medical community, our sales may decline, or we may fail to increase our revenue. Customers or the medical community may choose not to adopt our digital therapeutic products for a number of reasons, including:

•
lack of comfort with or understanding of video-game based products;
•
lack of comfort with EndeavorOTC or EndeavorRx video game or user interface;
•
unwillingness or inability to pay for EndeavorOTC or EndeavorRx;
•
lack of availability of adequate third-party payer coverage or reimbursement;
•
lack of experience with our products;
•
lack of success in any of our marketing strategies;
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

The market opportunities and revenue potential of EndeavorRx and EndeavorOTC and any potential expanded market for EndeavorRx and EndeavorOTC across additional age ranges in ADHD have not been established with precision. Any estimated size and revenue potential or other estimates of the market opportunities for EndeavorRx, our FDA-authorized product, and for EndeavorOTC, may be smaller than estimated.

The precise incidence and prevalence for ADHD are unknown. Our projections of both the number of people who have this disorder, as well as the people with ADHD who have the potential to benefit from treatment with EndeavorRx or EndeavorOTC, are based on estimates and assumptions, which are inherently uncertain. The potential revenue opportunity in ADHD for EndeavorRx and EndeavorOTC will ultimately depend upon, among other things, feedback from our market testing efforts including various pricing and distribution strategies, the regulatory and commercial strategy, the diagnosis criteria included in the final label for our current and future products for sale for this indication, acceptance by customers and the medical community, and pricing. The number of potential customers in our targeted commercial markets and elsewhere may turn out to be lower than expected, our expected duration of therapy or treatment may turn out to be lower than expected, customers may not be otherwise amenable to treatment with our FDA-authorized product, our over-the-counter product or any other future product candidates, or new customers may become increasingly difficult to identify or gain access to, all of which would adversely affect our revenue potential, results of operations and our business. If we are not successful in achieving regulatory authorizations for our products or demonstrating the benefits of our products or do not achieve the support of these customer groups, our sales may decline, or we may fail to increase our revenue. In addition, in connection with our September 2023 announced change in business strategy and related ongoing testing of pricing, marketing and distribution strategies, we are unable to confirm our prior potential revenue estimates of the opportunity across ADHD as the assumptions underlying these estimates have changed.

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

For example, in the U.S., EndeavorRx is the first and only video game-based prescription digital therapeutic that has been granted marketing authorization by the FDA for children ages 8-17 years old with primarily inattentive or combined-type ADHD who have a demonstrated attention issue. We have developed a therapeutic technology for the treatment of attention-related cognitive impairments associated with ADHD and the potential treatment of, e.g., ASD, COVID fog, MS, MDD and acute cognitive dysfunction. The FDA or other regulatory authorities may lack experience in evaluating the safety and efficacy of products or product candidates based on such technology, which could result in a longer than expected regulatory review process, increase expected development costs and delay or prevent potential commercialization of products or product candidates.

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

We have incurred substantial expense for and devoted significant time to, and may in the future incur substantial additional expense for and devote significant additional time to, clinical trials but cannot be certain that the trials will ever result in commercial gains. We may experience significant setbacks in clinical trials, even after earlier clinical trials showed promising results, and failure can occur at any time during the clinical development process. Any of our products or product candidates may malfunction or may produce undesirable adverse effects that could cause us, institutional review boards (“IRBs”) or regulatory authorities to interrupt, delay or halt clinical trials. We, IRBs, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time to avoid exposing trial participants to unacceptable health risks. Clinical trials conducted by us or by third parties of any of our products or product candidates may produce negative or inconclusive results or may demonstrate a lack of effect of our products or product candidates. Additionally, the FDA or other regulatory authorities may disagree with our interpretation of the data from our pilot studies and clinical trials, or may find the clinical trial design, conduct or results inadequate to demonstrate safety or effectiveness, and may require us to pursue additional clinical trials, which could further delay the authorization of our products or product candidates. If we are unable to demonstrate the safety and effectiveness of our products or product candidates in clinical trials, we will be unable to obtain and maintain the marketing authorizations we need to commercialize our products.

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

Patient enrollment in clinical trials and completion of patient follow-up depend on many factors, including the size of the patient population, the nature of the trial protocol, the ability of patients to continue to receive medical care, the eligibility criteria for the clinical trial, patient compliance, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product or product candidate being studied in relation to other available therapies, including any new treatments that may obtain marketing authorization for the indications we are investigating. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and efficacy of a product candidate, or they may be persuaded to participate in contemporaneous clinical trials of a competitor’s product candidate. In addition, patients participating in our clinical trials may drop out before completion of the trial or experience adverse medical events unrelated to our products or product candidates. Disruptions caused by the effect of uncertainties related to public health have in the past and may in the future increase the likelihood that we or third parties encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may delay commencement or completion of the clinical trial, cause an increase in the costs of the clinical trial and delays, make our data more difficult to interpret, affect the powering of our trial, or result in the failure of the clinical trial.

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

Further, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the potential of the particular program, the likelihood of marketing authorization or commercialization of the particular product candidate, the commercial success of any product for which we may have already obtained authorization, and our company in general. In addition, the information we or our partners choose to publicly disclose regarding a particular study or clinical trial is derived from information that is typically extensive, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

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

We currently have one prescription-only product, EndeavorRx, that has been granted marketing authorization in the U.S. and the European Economic Area, one over-the-counter product, EndeavorOTC, that has not yet received regulatory marketing authorizations from FDA or other regulators and other product candidates outside of ADHD that are at various stages of development but for which further development will be contingent upon a number of factors, including capital raising and supportive business development activities. We are currently focused primarily on managing and executing our strategic plan to transition from a prescription to a non-prescription model, including obtaining regulatory authorization and commercializing EndeavorOTC in adults with ADHD, pursuing regulatory authorization for over-the-counter labeling of both our EndeavorRx and EndeavorOTC products and continuing to support the distribution and fulfillment of EndeavorRx during the transition. There can be no assurance that we have prioritized optimally, that our non-prescription model will be successful or that we will be successful in the programs and business model we choose to advance.

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

Our success depends largely upon the continued services of our key executive officers. These executive officers are at-will employees and therefore they may terminate employment with us at any time with no advance notice. We rely on our broader leadership team in the areas of operations, clinical and software development, information security, marketing, compliance and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The loss of one or more of the members of our senior management team, or other key employees, could harm our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. For example, on October 6, 2023, we announced a leadership transition where our co-founder and Chief Executive Officer, Edward Martucci II, Ph.D., resigned from his role as Chief Executive Officer and was appointed to a new role as Chair of the Board and Matthew Franklin, our President and Chief Operating Officer, was appointed to the role of President and Chief Executive Officer. In addition, Santosh Shanbhag resigned from his role as Chief Financial Officer, treasurer, principal financial officer and principal accounting officer, in each case effective January 12, 2024 and Matthew Franklin, our President, Chief Executive Officer and Chief Operating Officer assumed the duties of principal financial officer and principal accounting officer.

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

Additionally, our success is dependent on our ability to evolve our culture, align our talent with our business needs, engage our employees and inspire our employees to be open to change and innovate. Our business would be adversely affected if we fail to adequately plan for succession of our executives and senior management, or if we fail to effectively recruit, integrate, retain and develop key talent and/or align our talent with our business needs, in light of the current rapidly changing environment and our change in strategy. For example, in January 2023 and September 2023, we introduced cost reduction efforts, including a reduction in our workforce to better align our workforce with our cost reduction efforts and a change in strategy. Such cost reduction efforts have in the past and may in the future adversely affect our ability to attract and retain employees, and may adversely affect our culture and impact our ability to effectively pursue our business strategy.

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

While our market is in an early stage of development, it is evolving rapidly and becoming increasingly competitive, and we expect it to attract increased competition. We currently face competition from a range of companies. Our competitors include both enterprise companies who are focused on or may enter the healthcare industry, including initiatives and partnerships launched by these large companies, and from private companies that offer solutions for specific chronic conditions. We compete with companies that are developing treatments for cognitive impairment associated with ADHD and other diseases and disorders resulting in cognitive impairment, including Shire (Takeda), Eli Lilly & Company, Novartis, Pfizer, Highland/Ironshore Therapeutics, Otsuka, Cingulate and others. While pharmaceutical and biotechnology companies have increased their focus on digital treatment in general, we are unaware of any pharmaceutical or biotechnology companies currently pursuing digital treatments for ADHD.

In the digital health space, we compete with several companies that are developing products that may eventually seek regulatory authorization or approval for treatment of ADHD, including Revibe Technologies, Lumos Labs, and Sky Therapeutics. There are also other companies working on potentially regulated products to treat cognition outside of ADHD, including Click Therapeutics in partnership with several pharmaceutical companies (Otsuka, Boehringer-Ingelheim).

We also compete with companies that have created non-regulated products to treat cognitive impairment in ADHD and other diseases and disorders resulting in cognitive impairment such as Cogstate, C8 Sciences, Cogmed, MindMaze, Thynk and Posit Science. These include educational products that are aimed at improving attention, which are not regulated by authorities like the FDA for children with ADHD, such as ACTIVATE by C8 Sciences, Skylar’s Run by Thynk and BrainHQ by Posit Science, the latter of which is available via the Apple App Store and on Google Play. These companies, which may offer their solutions at lower prices, are continuing to develop additional products and becoming more sophisticated and effective. Competition from wellness apps, which are not authorized by the FDA but may attract customers for other reasons, and from other parties will result in continued pricing pressures, which are likely to lead to price declines in certain product segments, which could negatively impact our sales, profitability and market share. Additionally, if such unregulated products are allowed to compete with our products, we will face increased competition from parties who have fewer barriers to enter our industry. This increased competition could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Since EndeavorRx was granted marketing authorization and classified as a Class II medical device by the FDA in June 2020 and we became a public company in August 2022, we have experienced significant operational fluctuations in our headcount. For example, our full-time employee headcount was reduced by approximately 30% as part of a workforce reduction in January 2023. And in September 2023, in connection with our announced planned change in business strategy to transition to a non-prescription model, we also announced a further workforce reduction of approximately 40% of our then-current workforce. We had 68 full-time employees as of December 31, 2023.

From time to time, we have taken steps to implement organizational changes to pursue greater efficiency and realign our business and strategic priorities. For example, in 2023, we have implemented internal restructurings and reorganizations designed to reduce the size and cost of our operations and improve operational efficiencies. On January 12, 2023 and September 13, 2023, we announced restructurings of our operations and reductions in our workforce. We may take similar steps in the future as we seek to realize operating synergies, optimize our operations to achieve our target operating model and profitability objectives, respond to market forces or better reflect changes in the strategic direction of our business. Taking these actions has in the past and may in the future also result in significant expense for us, including with respect to workforce reductions, disruptions to our business as well as decreased productivity due to employee distraction and unanticipated employee turnover. For example, we could face delays or challenges with product development or other business and strategic initiatives, as well as other disruptions to our operations. In addition, if there are unforeseen expenses associated with such realignments in our business strategies, and we incur unanticipated charges or liabilities, then we may not be able to effectively realize the expected cost savings or other benefits of such actions which could have an adverse effect on our business, operating results and financial condition. In addition, as our organization continues to evolve, and we are required to implement and adapt complex organizational management structures, we may find it difficult to maintain the benefits of our corporate culture, including our ability to develop and commercialize innovative products. Any of these developments could negatively affect our business, reputation, or financial results.

While we do not currently have plans to expand our workforce, to attract top talent, we have had to offer, and believe in the future we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, significant fluctuations in employee headcount and in the price of our common stock makes it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other healthcare, technology and high-growth companies, which include both large enterprises and privately-held companies. If we were to seek to expand our workforce in the future, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business, results of operations and financial condition could be materially and adversely affected.

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

As a result of disclosure of information in our Annual Report and in filings required of a public company, we may be subject to an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, results of operations, and financial condition.

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

We may pursue acquisitions or licenses of technology to, among other things, expand the number of products we provide as well as the features within those products. We cannot guarantee that we will identify suitable candidates for acquisition or licensing, that the transactions will be completed on acceptable terms, or at all, or that we will be able to integrate newly acquired or licensed technology into our existing business. The acquisition and integration of another technology would divert management attention from other business activities, including our core business. This diversion, together with other difficulties we may incur in integrating newly acquired or licensed technology, could have a material adverse effect on our business, financial condition and results of operations. In addition, we may borrow money or issue capital stock to finance such transactions. Such borrowings might not be available on terms as favorable to us as our current borrowing terms and may increase our leverage, and the issuance of capital stock (or securities exchangeable therefore) could dilute the interests of our stockholders.

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
•
refusal by the FDA or comparable foreign regulatory authorities to authorize or approve pending submissions filed by us or our partners;
•
product seizure or detention, or refusal to permit the import or export of products; and
•
injunctions or the imposition of civil or criminal penalties.

FDA’s and comparable foreign regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay marketing authorization of our product candidates. For example, on February 2, 2024, the FDA published a final rule to amend its Quality System Regulation (“QSR”) requirements to align more closely with the international consensus standards for medical devices by converging with quality management system (“QMS”) requirements used by other regulatory authorities from other countries. Specifically, the final rule does so primarily by incorporating by reference the 2016 edition of the International Organization of Standardization (“ISO”), ISO 13485 standard. The amended regulation is referred to as the Quality Management System Regulation (“QMSR”) and is effective February 2, 2026. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing authorization that we may have obtained, which could have a material adverse effect on our business, prospects, results of operations, financial condition and our ability to achieve or sustain profitability.

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

The process of seeking FDA marketing authorization is expensive and time consuming. There can be no assurance that marketing authorization will be granted. If we are not successful in obtaining timely clearance, de novo classification or approval of our product candidates, we may never be able to generate significant revenue and may be forced to cease operations. Although our current efforts are primarily focused on managing and executing our strategic plan to transition from a prescription to a non-prescription model, including obtaining regulatory authorization and commercializing EndeavorOTC in adults with ADHD, pursuing regulatory authorization for over-the-counter labeling of both our EndeavorRx and EndeavorOTC products and continuing to support the distribution and fulfillment of EndeavorRx during the transition, we have in the past and may in the future resume development of our programs outside of ADHD. Further development of and such programs will be contingent upon a number of factors, including capital raising and supportive business development activities. The FDA can delay, limit or deny marketing authorizations for many reasons, including:

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

Obtaining marketing authorization from the FDA or any foreign regulatory authority could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA could ask us to supplement our submissions, collect additional nonclinical data, conduct additional clinical trials, prepare additional manufacturing data or information or engage in other time-consuming actions, or it could simply deny our requests. In addition, if granted marketing authorization, we will be required to obtain additional FDA authorizations prior to making certain modifications to our devices. Further, FDA may impose other restrictions on our marketing authorizations, or we may lose marketing authorization, if post-market data demonstrates safety issues or lack of efficacy. If we are unable to obtain and maintain the necessary marketing authorizations to market our products, our financial condition may be adversely affected, and our ability to grow domestically and internationally would likely be limited. Additionally, even if granted marketing authorization, our products, including EndeavorRx and EndeavorOTC, may not receive marketing authorization for the indications that are necessary or desirable for successful commercialization or profitability. This could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Our EndeavorOTC product and our EndeavorRx product are exclusively accessed through and depend on the Apple App Store and Google Play. Both Apple and Google have broad discretion to make changes to their operating systems or payment services or change the manner in which their mobile operating systems function and their respective terms and conditions applicable to the distribution of our digital therapeutics, and to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our products, our ability to distribute our products through their stores, our ability to update our products, including to make bug fixes or other feature updates or upgrades, the features we provide, the manner in which we market our products and our ability to access native functionality or other aspects of mobile devices. To the extent either or both of them do so, our business, prospects, results of operations and financial condition could be materially and adversely affected.

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

In addition, the markets in which we compete are characterized by rapidly changing technology, evolving industry standards, frequent introductions and enhancements, and changing consumer demands and preferences. For example, generally technology focused companies are increasingly integrating artificial intelligence into their operations. Any use of artificial intelligence in our business presents risks and challenges, including that algorithms may be flawed, datasets may be insufficient, erroneous, stale, or contain biased information, or content chosen for display to consumers by artificial intelligence systems may be discriminatory, offensive, illegal, or otherwise harmful. These deficiencies and other failures of artificial intelligence systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm. In addition, there is no guarantee that our use of third party artificial intelligence tools or other artificial intelligence focused initiatives will be competitive or attract more consumers to our platform.

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

In addition, we and our third party vendors are at constant risk of cyber-attacks or cyber intrusions via viruses, worms, break-ins, malware, ransomware, phishing attacks, hacking, theft of resources, denial-of-service attacks or other attacks and similar disruptions from the unauthorized use of or access to computer systems (including from internal and external sources) that attack our products or systems or those of our third party vendors, or attempt to fraudulently induce our employees, consumers, third party vendors or others to disclose passwords or other sensitive information or unwittingly provide access to our systems or data. These types of incidents continue to be prevalent and pervasive across industries, including in our industry, and such attacks on our systems have occurred in the past and are expected to occur in the future. In addition, we expect the amount and sophistication of the perpetrators of these attacks to continue to expand, which could include nation-state actors. Any such incident could lead to interruptions, delays or product outages, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. There are no assurances that our programs and actions taken to protect against security breaches or to investigate and address problems related to cyber or other security problems will be sufficient to prevent or limit the impact of any cyber intrusion or related attack.

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

We are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business and may constrain the financial arrangements and relationships through which we research, as well as, sell, market and distribute any products for which we obtain marketing authorization. Such laws include, without limitation, federal and state anti-kickback, fraud and abuse, false claims, data privacy and security and physician and other healthcare provider payment transparency laws and regulations. If their operations are found to be in violation of any of such laws or any other governmental regulations that apply, they may be subject to significant penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and imprisonment.

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

Our digital therapeutics are novel and represent a new category of therapeutics for which the regulatory framework continues to evolve. Our ability to develop and introduce new products will depend, in part, on our ability to comply with these complex requirements, which include regulations related to product design, development and manufacturing; testing, labeling, content and language of instructions for use; clinical trials; product safety; premarket clearance, de novo classification, and approval; establishment registration and device listing; and marketing, sales and distribution. If, however, the regulatory framework for digital health products simplifies and the requirements that we and others are required to comply with are lowered, it could result in the increased competition and the introduction by competitors of products that are or claim to be superior to our products. For example, we have made our EndeavorOTC product available under the FDA-issued COVID-19 Guidance which allows for the marketing of certain digital therapeutics without premarket clearance, de novo classification, or approval so long as certain criteria are met for the duration of the COVID-19 Guidance, which was expected to remain in effect until November 7, 2023 consistent with the FDA-issued COVID-19 Transition Guidance. The COVID-19 Transition Guidance allows for the continued distribution of devices falling under the COVID-19 Guidance without marketing authorization so long as the manufacturer has submitted a marketing submission to FDA, the submission has been accepted by FDA prior to November 7, 2023 and FDA has not taken a final action on the marketing submission. While EndeavorOTC has not been authorized by FDA for any indications, we submitted a marketing submission to FDA for EndeavorOTC on October 30, 2023, which is currently undergoing technical review by FDA. Through communications with FDA regarding the COVID-19 Transition Guidance, it was clarified that marketing submissions received by FDA on or before November 7, 2023, that pass their technical review after the deadline without being placed on submission hold will still be eligible for continued enforcement discretion. Pursuant to FDA’s guidance on this topic, we are continuing to commercialize, distribute, and market EndeavorOTC under the COVID-19 Guidance. There can be no assurance that our submission will be accepted by FDA or that in the future we will obtain marketing authorizations from FDA or other regulators to market and sell EndeavorOTC or any other future products in the U.S. or anywhere else in the world. FDA has broad authority to change its enforcement discretion at any time. If our submission is not accepted or not ultimately authorized, FDA may not continue to provide enforcement discretion.

In addition, we submitted a filing to FDA seeking label expansion for EndeavorRx to include adolescents ages 13-17 with ADHD; this label expansion filing was accepted by FDA in May 2023 and was authorized by FDA in December 2023. However, there can be no assurance that we will be successful in maintaining this marketing authorization or in obtaining authorization from FDA to convert our EndeavorRx prescription product to over-the-counter labeling for any current or future indication.

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

Material modifications to the intended use or technological characteristics of our devices may require new 510(k) clearance, de novo classification, Premarket Approval (“PMA”), or PMA supplement approval, or may require us to cease marketing or recall the modified devices until clearances, de novo classifications, or approvals are obtained. Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design, or manufacture, requires a new 510(k) clearance or, possibly, a de novo or a PMA. The FDA requires every manufacturer to make and document this determination in the first instance. A manufacturer may determine that a modification could not significantly affect safety or effectiveness and does not represent a major change in its intended use, so that no new 510(k) clearance is necessary. The FDA may review any manufacturer’s decision and may not agree with our decisions regarding whether new clearances, de novo classifications, or approvals are necessary. The FDA may also on its own initiative determine that a marketing authorization is required.

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

In some foreign countries, the proposed pricing for a prescription device must be approved before it may be lawfully marketed. The requirements governing medical product pricing, coverage, and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A member state may approve a specific price for the medicinal products or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceuticals or medical devices will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower. We previously announced our transition from a prescription to a non-prescription business model and while we are not currently marketing or selling our products in any country other than the U.S., including the European Union or any of its member states, in the event that we or our partners choose to do so in the future, we and our partners will need to comply with such requirements. For more information, see “Business - Government Regulation - Coverage and Reimbursement” in this Annual Report on Form 10-K.

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

In the U.S. and in certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably, such as the ACA. For more information, see “Business – Government Regulation – Healthcare Reform” in this Annual Report on Form 10-K.

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

The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect:

•
the demand for any of our product candidates, if approved;
•
the ability to set a price that we believe is fair for any of our product candidates, if approved;
•
our ability to generate revenues and achieve or maintain profitability;

•
the level of taxes that we are required to pay; and
•
the availability of capital.

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

The FDA’s and other comparable non-U.S. regulatory agencies’ statutes, regulations, policies or interpretations may change, and additional government regulation or statutes may be enacted, which could increase regulatory requirements, or delay, suspend, prevent marketing of any cleared, de novo classified, or approved products or necessitate the recall of distributed products. For example, on February 2, 2024, the FDA published a final rule to amend its Quality System Regulation (“QSR”) requirements to align more closely with the international consensus standards for medical devices by converging with quality management system (“QMS”) requirements used by other regulatory authorities from other countries. Specifically, the final rule does so primarily by incorporating by reference the 2016 edition of the International Organization of Standardization (“ISO”), ISO 13485 standard. The amended regulation is referred to as the Quality Management System Regulation (“QMSR”) and is effective February 2, 2026. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing authorization that we may have obtained, which could have a material adverse effect on our business, prospects, results of operations, financial condition and our ability to achieve or sustain profitability. Further, we cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.

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

The security measures that we and our third-party vendors and subcontractors have in place to ensure compliance with privacy and data protection laws may not protect our facilities and systems from security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and human errors or other similar events. Even though we provide for protections through our agreements with our third-party vendors, we still have limited control over their actions and practices. A breach of privacy or security of PII or PHI may result in an enforcement action, including criminal and civil liability, against us. We are not able to predict the extent of the impact such incidents may have on our business. Enforcement actions against us could be costly and could interrupt regular operations, which could have a material adverse effect on our business, prospects, results of operations and financial condition. Even if it is determined that there was no violation of laws, enforcement actions against us could be costly, generate negative publicity and could interrupt regular operations, which could have a material adverse effect on our business, prospects, results of operations and financial condition. While we have not received any notices of violation of the applicable privacy and data protection laws and believe we are in compliance with such laws, there can be no assurance that we will not receive such notices in the future.

There is ongoing concern from privacy advocates, regulators and others regarding data privacy and security issues, and the number of jurisdictions with data privacy and security laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identification, anonymization or pseudonymization of health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect there will continue to be new proposed and amended laws, regulations and industry standards concerning privacy, data protection and information security in the U.S., such as the CCPA. In addition, New York’s Stop Hacks and Improve Electronic Data Security Act, the SHIELD Act, requires any person or business owning or licensing computerized data that includes the private information of a resident of New York to implement and maintain reasonable safeguards to protect the security, confidentiality and integrity of the private information. Other U.S. states also are considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas. While the CCPA contains exceptions for certain activities involving PHI under the Health Insurance Portability Administration and Accountability Act of 1996, as amended (“HIPAA”), we cannot yet determine the impact that existing comprehensive state privacy laws or other such future laws, regulations and standards may have on our business.

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

Our international operations are subject to international laws and regulations, regulatory guidance, and industry standards relating to data protection, privacy, and information security. For EU and UK future operations, if any, this would include the GDPR and the UK GDPR. The GDPR and the UK GDPR are currently still aligned but there may be further divergence in the future, including with regard to administrative burdens. The UK has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, which will introduce changes to the UK GDPR. This may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the EU and the UK.

The GDPR and UK GDPR are wide-ranging in scope and impose numerous additional requirements on companies that process personal data, including requirements relating to having a legal basis for processing personal data, stricter requirements relating to the processing of sensitive data (such as health data), requiring that consent of individuals to whom the personal data relates is obtained in certain circumstances, requiring disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, creating mandatory data breach notification requirements in certain circumstances, requiring data protection impact assessments for high-risk processing and requiring that certain measures (including contractual requirements) are put in place when engaging third-party processors. The GDPR and the UK GDPR also provide individuals with various rights in respect of their personal data, including rights of access, erasure, portability, rectification, restriction and objection. The GDPR and UK GDPR define personal data to include pseudonymized or coded data and requires different informed consent practices and more detailed notices for clinical trial participants and investigators than apply to clinical trials conducted in the U.S. We are required to apply GDPR and UK GDPR standards to any clinical trials that our EU and UK established businesses carry out anywhere in the world.

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

To enable the transfer of personal data outside of the EU or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU (or otherwise subject to the GDPR) to controllers or processors established outside the EU (and not subject to the GDPR). The new standard contractual clauses require exporters to assess the risk of a data transfer on a case-by-case basis, including an analysis of the laws in the destination country. The UK is not subject to the EC’s new standard contractual clauses but has published a UK-specific transfer mechanism, which enables transfers from the UK. The UK-specific mechanism, the “International Data Transfer Agreement”, requires a similar risk assessment of the transfer as the standard contractual clauses. Further, the EU and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework ("Framework"), which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the U.S. is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with GDPR. There has been an extension to the Framework to cover UK transfers to the United States. The Framework could be challenged like its predecessor frameworks. We are required to implement these new safeguards when conducting restricted data transfers under GDPR and UK GDPR and doing so requires significant effort and cost.

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

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations (which are collectively referred to herein as “Trade Laws”), prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We expect our non-U.S. activities may increase in time. If our non-U.S. activities were to increase in the future, we plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities. Any of these consequences could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our employees, independent contractors, consultants, commercial collaborators, principal investigators, vendors and other agents may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, vendors and other agents may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or disclosure of unauthorized activities to us that violates applicable regulations, including those laws requiring the reporting of true, complete and accurate information to regulatory agencies, manufacturing standards and U.S. federal and state healthcare laws and regulations. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. We could face liability under the U.S. federal Anti-Kickback Statute and similar U.S. state laws. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, referrals, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in significant regulatory sanctions and serious harm to our reputation. Further, should violations include promotion of unapproved (off-label) uses of one or more of our products, we could face significant regulatory sanctions for unlawful promotion, as well as substantial penalties under applicable federal or state laws. Similar concerns could exist in jurisdictions outside of the U.S. as well. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. For more information, see “Business – Government Regulation – Health Care Laws and Regulations” in this Annual Report on Form 10-K.

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

We have consumed substantial amounts of capital to date, and we expect to incur net losses over the next several years as we continue to develop our business, direct market our products and make investments in our human capital in order to scale up our business. While further development of Akili’s programs outside of the ADHD space will be contingent upon a number of factors, including capital raising and supportive business development activities, we expect to continue to spend substantial amounts to manage and execute on our strategic plan to transition from a prescription to a non-prescription model, including obtaining regulatory authorization and commercializing EndeavorOTC in adults with ADHD, pursuing regulatory authorization for over-the-counter labeling of both our EndeavorRx and EndeavorOTC products and continuing to support the distribution and fulfillment of EndeavorRx during the transition. This spending will also likely include substantial amounts as we seek to achieve and maintain market acceptance by customers, physicians, healthcare providers, and patients, expand our marketing channels and operations, enhance our products, and make the necessary investments in human capital to scale our business. Other unanticipated costs may arise in the course of these efforts. If we are able to gain marketing authorization for EndeavorOTC or for other products or product candidates, we will require significant additional amounts of funding in order to continue to commercialize EndeavorOTC or any other such additional products or product candidates. We cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product or product candidate we develop and may need substantial additional funding to complete the development and commercialization of our existing and any future products or product candidates. Our future need for additional funding depends on many factors, including:

•
the scope, progress, results and costs of researching and developing our current product candidates, as well as other additional product candidates we may develop and pursue in the future;
•
the timing of, and the costs involved in, obtaining marketing authorization for EndeavorOTC, marketing authorization for label expansion and authorization of conversion of our EndeavorRx prescription product to over-the-counter labeling, and for any other additional product candidates we may develop and pursue in the future;
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
•
revenue received from commercial sales of EndeavorOTC, EndeavorRx and, subject to receipt of authorization, revenue, if any, received from commercial sales of our product candidates;
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

If we do not regain compliance with the Minimum Bid Price Rule by the end of the Initial Cure Period, we may be eligible for an additional 180 calendar day compliance period under certain conditions, but we can provide no assurance that we will receive an additional 180 calendar day compliance period.

If we do not regain compliance with the Minimum Bid Price Rule by the required date and we are not eligible for any additional compliance period at that time, the Nasdaq Staff will provide us written notification that our common stock may be delisted. Additionally, Nasdaq Rule 5810(c)(3)(A)(iii) provides that if during any such 180 calendar day compliance period for the Minimum Bid Price Rule, the closing bid price of our common stock is $0.10 per share or less for 10 consecutive trading days, the Nasdaq Staff shall issue a staff delisting determination. Following receipt of a delisting notification, we may appeal the Nasdaq Staff’s delisting determination to a Nasdaq Listing Qualifications Panel. We expect that our common stock would remain listed pending the panel’s decision. However, there can be no assurance that, even if we appeal the staff’s delisting determination to the Nasdaq Listing Qualifications Panel, such appeal would be successful.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Rule, which could include seeking to effect a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Rule.

There are many factors that may adversely affect our minimum bid price, including those described in the Risk Factors section of this Annual Report on Form 10-K. Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with the Minimum Bid Price Rule in the long term.

In addition, on December 20, 2023, we received a letter from the Nasdaq Listing Qualifications Staff notifying us that with a former director’s resignation from the Board and audit committee, effective as of December 19, 2023, our Board no longer had a majority of “independent directors” (as defined in Nasdaq Stock Market (“Nasdaq”) Rule 5605(a)(2)) as required by Nasdaq Rule 5605(b)(1) and the audit committee no longer had three members as required by Nasdaq Rule 5605(c)(2). However, following the appointment of John Spinale to the Board and audit committee, effective February 16, 2024, on February 20, 2024, we received a letter from the Nasdaq Listing Qualifications Staff notifying us that the Company was now in compliance with Nasdaq Rule 5605(b)(1) and Nasdaq Rule 5605(c)(2).

The foregoing has no immediate effect on our Nasdaq listing and our common stock will continue to be listed and traded on the Nasdaq Capital Market under the symbol “AKLI” subject to the listing rules. We are in the process of reviewing and evaluating potential options to regain compliance with the Minimum Bid Price Rule, and as part of these efforts, in February 2024 we disclosed plans to seek stockholder approval of a proposal (among other agenda items) at our upcoming annual meeting of stockholders that, if approved, would give our Board the discretionary authority to effect a reverse stock split.

Any potential delisting of our common stock from Nasdaq would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions. Any potential delisting of our common stock from Nasdaq would also make it more difficult for our stockholders to sell our common stock.

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

We have incurred net operating losses (“NOLs”) since our inception and may never achieve or sustain profitability. Generally, for U.S. federal income tax purposes, NOLs incurred will carry forward. However, NOL carryforwards generated prior to January 1, 2018, are subject to expiration for U.S. federal income tax purposes. As of December 31, 2023, we had federal NOL carryforwards of approximately $275.5 million, of which $31.2 million will begin to expire in 2031. As of December 31, 2023, we had state NOL carryforwards of approximately $163.0 million which will begin to expire in 2031. As of December 31, 2023, we also had federal research and development tax credits of $6.3 million, which may be available to offset future income tax liabilities. The federal research and development tax credit carryforwards would begin to expire in 2039. As of December 31, 2023, we also had state research and development tax credits of $2.9 million, which may be available to offset future income tax liabilities.

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

Certain members of our Board and their affiliated companies have been, and may from time to time be, associated with negative media coverage or public actions or become involved in legal proceedings or governmental investigations unrelated to our business.

Current and former members of our Board have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result of such involvement, certain current or former members of our Board and their affiliated companies have also been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business, and may be exposed to reputational risks resulting from other events such as allegations of misconduct or other negative publicity or press speculation. For example, in February 2021, Clover Health, which merged with Social Capital Hedosophia Holdings Corp. III, IPOC, received a letter from the SEC indicating that it is conducting an investigation and requesting document and data preservation from January 1, 2020 relating to certain matters that were referenced in an article by Hindenburg Research, and certain shareholders of Clover Health have also brought civil suits against Mr. Palihapitiya (a former member and chair of our Board) in his capacity as Chairman and Chief Executive Officer of IPOC for alleged breaches of fiduciary duty, unjust enrichment, corporate waste and violations of federal securities laws, in connection with IPOC’s business combination with Clover Health. Any such media coverage, public action, legal proceedings or investigations may be detrimental to our reputation, and may have an adverse effect on the price of our securities or on our business, financial condition, results of operations and prospects.

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

The Delaware General Corporation Law (the “DGCL”) contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, and therefore depress the trading price of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our Board or taking other corporate actions, including effecting changes in our management. These provisions could delay or prevent hostile takeovers and changes in control or changes in our Board or management.

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
•
actions by stockholders, including the sale of shares of our common stock by the third-party investors (“PIPE Investors”) that purchased our shares of common stock pursuant to subscription agreements entered into on January 26, 2022;
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

We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our Board deems relevant.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If few analysts cover us, demand for our common stock could decrease and our common stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly. For example, we are aware of at least one analyst that recently discontinued its coverage of our business.

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

As of the date of this Annual Report, we have not been materially affected by the closing of SVB, Signature Bank, Silvergate Capital, or any other bank in financial difficulty, as the Amended and Restated Loan and Security Agreement has been assumed by First Citizens BancShares, Inc. However, we are unable to predict the extent or nature of the impacts of any future instability in the banking sector at this time. If, for example, other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened. While it is not possible at this time to predict the extent of the impact that high market volatility and instability of the banking sector could have on economic activity and our business in particular, the failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information and data that is proprietary, strategic or competitive in nature (together, “Information Systems and Data”).

Our information security team (with oversight from our Chief Information Security Officer (“CISO”) and support from our head of information technology) helps to identify, assess, and manage the Company’s cybersecurity threats and risks. Our information security team works to identify and assess risks from cybersecurity threats by monitoring and evaluating the Company’s threat environment and risk profile using various methods including, for example, vulnerability scanning and monitoring and periodic testing and audits.

Depending on the environment, we have implemented various technical, physical, and organizational measures, processes, standards, and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, from time to time, vulnerability management, information classification and data protection, asset management, software patching processes and procedures, access control, encryption, back-up procedures, disaster recovery plans, training, executive oversight, event logging, endpoint detection, multi-factor authentication, continuous monitoring, audits and engagement of third parties to conduct analysis of our Information Systems and Data.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, cybersecurity risk is addressed as a component of the Company’s enterprise risk assessment and our information security team works with management to prioritize our risk management processes and mitigate cybersecurity threats that we believe are more likely to lead to a material impact to our business. In addition, our senior management evaluates material risks to the Company, including material risks from cybersecurity threats against the Company’s overall business objectives and reports to the audit committee of our Board, which evaluates our overall enterprise risk and related management of such risk.

In addition, we use third party service providers to perform a variety of functions throughout our business. As a result of such use of third party service providers, we face additional cybersecurity-related risks. We have a vendor management program designed to help us manage cybersecurity risks associated with our use of third party service providers. We maintain a risk-based approach to evaluating and overseeing cybersecurity risks presented by our third party service providers. Third party service providers that meet certain criteria, such as owning and operating any information technology networks and systems on which the Company relies or where the Company’s anticipated use of such third party service providers may result, for example, in the provider’s access or processing of certain Company information or data, are evaluated to assess their performance across several domains, including data security, operations management, and privacy. We seek to maintain effective communication with our third party service providers to facilitate timely notification of cybersecurity incidents that might impact the Company.

We do not believe that any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected our overall business strategy, results of operations, or financial condition. While we have mitigating and compensating controls in place to protect against what we believe are some of the most significant types of cybersecurity threats that our business faces, such as ransomware attacks, denial of service attacks, theft of resources and unauthorized use or disclosure of customer data or confidential information, if such an event were significant and successful, it would be reasonably likely to materially affect our business strategy, results of operations, or financial condition by, for example, causing substantial disruptions to our product offering, services or support or incurring significant costs to mitigate and remediate the damage caused by such an attack. For information regarding cybersecurity risks that may materially affect our Company, see Part I, Item 1A. “Risk Factors” of this Annual Report for more information regarding cybersecurity and other risks we face.

Governance

Our Board has overall responsibility for risk oversight and has delegated to the audit committee primary enterprise risk oversight responsibility for overseeing the Company’s risk assessment and risk management related to cybersecurity. The audit committee of our Board receives periodic updates from our Security and Privacy Council and/or Information Security team concerning the Company’s significant cybersecurity threats and risks and the processes the Company has implemented to address them.

We have established a Security and Privacy Council (the “Council”), which as of the date of this Annual Report includes our CISO, Chief Legal Officer and other employees from our legal, engineering, information security, and information technology departments, which meets at least quarterly to review and evaluate information security and privacy risks and mitigations, information security resources and budget, audits, and monitoring programs. The Council includes certain members who have extensive experience assessing and managing risks from cybersecurity threats, including multiple decades of combined experience across information technology and information security positions; serving in leadership positions at other public companies; and having other significant experience in the areas of risk management, engineering, information technology, and information security.

Our management team is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our business processes and our overall risk management strategy, and communicating key priorities to relevant personnel. Our management team is also responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response policy and procedures are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances. Members of management and other technical experts will work with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified.

Item 2. Properties.

We lease approximately 43,600 square feet of office space in Larkspur, California pursuant to a lease that expires in November 2026. In May 2023, the Company entered into a sublease agreement, pursuant to which we agreed to sublease approximately 5,716 rentable square feet of the Larkspur, California office space to a third party for a term commencing on June 1, 2023 and ending coterminous with the Larkspur, California lease in November 2026. Our lease in Boston, Massachusetts expired in December 2023. In November 2023, we entered into a membership agreement which provides access to office space in Boston, Massachusetts, with such access commencing on January 1, 2024 and expiring on December 31, 2024. We use these facilities for finance, legal, human resources, information technology, engineering, product, sales and marketing, and other administrative functions. The Company believes its existing facilities are adequate for its current requirements.

See Note 7 in the accompanying notes to the consolidated financial statements included in this Annual Report for additional information regarding our specific leaseholds.

Item 3. Legal Proceedings.

From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. As of December 31, 2023, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on The Nasdaq Capital Market under the symbol AKLI (formerly DNAA).

Holders

As of February 21, 2024, there were approximately 38 stockholders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The equity compensation plan information required by Item 201(d) of Regulation S-K will be set forth in the definitive Proxy Statement for the Company's annual meeting of stockholders, which we intend to file with the SEC within 120 days of the end of our 2023 fiscal year, and is incorporated by reference in this Annual Report. Additionally, refer to Note 12 to the Notes to Consolidated Financial Statements for additional information on our equity compensation plans.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities and Affiliated Purchases

None.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Akili, Inc. and its consolidated subsidiaries should be read together with Akili’s consolidated financial statements for the years ended December 31, 2023 and 2022, together with the related notes thereto, included elsewhere in this Annual Report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Annual Report. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31. Akili Interactive Labs, Inc., became a wholly owned subsidiary of Akili, Inc. on August 19, 2022. For purposes of this section, all references to “we,” “us,” “our,” “Akili” or the “Company” refer to Akili, Inc. and its consolidated subsidiaries following the Business Combination (as defined below).

Overview

Akili is a leading digital medicine company, pioneering the development of cognitive treatments through game-changing technologies. Our approach of developing and commercializing technologies designed to directly target the physiology of the brain has established a new category of medicine—medicine that is validated through clinical trials like a drug or medical device, but experienced like entertainment. In June 2020, EndeavorRx, the first product built on our platform, was granted marketing authorization and classified as a Class II medical device by the U.S. Food and Drug Administration (“FDA”) through FDA’s de novo process. EndeavorRx is indicated for use to improve attention function for children ages 8-17 with primarily inattentive or combined-type ADHD, who have a demonstrated attention issue. The indication was expanded from children ages 8-12 to include older children ages 13-17 following our receipt of FDA authorization in December 2023 for the expanded EndeavorRx label. In June 2023, we released EndeavorOTC, which is built on the same platform as EndeavorRx, nationwide without a prescription to improve attention function, ADHD symptoms and quality of life in adults 18 years of age and older with primarily inattentive or combined-type ADHD, under the FDA guidance entitled “Enforcement Policy for Digital Health Devices for Treating Psychiatric Disorders During the Coronavirus Disease 2019 Public Health Emergency” (the “COVID-19 Guidance”). The COVID-19 Guidance allows for the marketing of certain digital therapeutics without premarket clearance, de novo classification, or approval so long as certain criteria are met for the duration of the COVID-19 Guidance, which was expected to remain in effect until November 7, 2023 consistent with FDA guidance entitled “Transition Plan for Medical Devices That Fall Within Enforcement Policies Issued During the Coronavirus Disease 2019 (COVID-19) Public Health Emergency” (the “COVID-19 Transition Guidance”). The COVID-19 Transition Guidance allows for the continued distribution of devices falling under the COVID-19 Guidance without marketing authorization so long as the manufacturer has submitted a marketing submission to FDA, the submission has been accepted by FDA prior to November 7, 2023 and FDA has not taken a final action on the marketing submission. While EndeavorOTC has not been authorized by FDA for any indications, we submitted a marketing submission to FDA for EndeavorOTC on October 30, 2023. Through guidance from FDA regarding the COVID-19 Transition Guidance, it was clarified that marketing submissions received by FDA on or before November 7, 2023, that pass their technical review after the deadline without being placed on submission hold are eligible for continued enforcement discretion. Pursuant to FDA’s guidance on this topic, and given that we have since passed FDA’s technical review and have not been placed on submission hold, we are continuing to commercialize, distribute, and market EndeavorOTC under the COVID-19 Guidance.

Our efforts are primarily focused on managing and executing on our strategic plan to transition from a prescription to a non-prescription model, including obtaining regulatory authorization and commercializing EndeavorOTC in adults with ADHD, pursuing regulatory authorization for over-the-counter labeling of both our EndeavorRx and EndeavorOTC products and continuing to support the distribution and fulfillment of EndeavorRx during the transition. Further development of our pipeline outside of ADHD will be contingent upon a number of factors, including capital raising and supportive business development activities. We are headquartered in Boston, Massachusetts.

Recent Developments

Following the June 2023 release of EndeavorOTC, in September 2023 we announced a new strategic plan to transition our business from a prescription to a non-prescription model. As we continue to commercialize EndeavorOTC in the adult ADHD market under the COVID-19 Guidance, we submitted a marketing submission to FDA for EndeavorOTC on October 30, 2023 and are pursuing regulatory authorization for over-the-counter labeling of both our EndeavorOTC and EndeavorRx products. We will continue to work interactively with FDA on our EndeavorOTC submission and expect to provide information regarding the status of the application by the end of the second quarter of 2024.

In December 2023, we received authorization from FDA to expand the label for EndeavorRx from children ages 8-12 with primarily inattentive or combined-type ADHD who have a demonstrated attention issue to include children ages 13-17.

In February 2024, our Japanese partner Shionogi announced its submission of a marketing approval application for SDT-001 to Japan’s Ministry of Health, Labour, and Welfare, for commercialization and sale in Japan. The submission for marketing approval in Japan is based on the results of the Phase 3 clinical trial of SDT-001 conducted by Shionogi in Japan in pediatric ADHD patients.

Potential Revenue Opportunity

In connection with our recently announced change in business strategy and related ongoing testing of pricing, marketing and distribution strategies, we are unable to confirm our prior potential revenue estimates of the opportunity across ADHD as the assumptions underlying these estimates have changed.

Key Commercial Metrics for EndeavorOTC

For EndeavorOTC, our non-prescription product for adults with ADHD, we monitor two key commercial metrics on a quarterly basis to evaluate our performance, identify trends, formulate financial projections, and make strategic decisions, and define the growth of our non-prescription business model: active subscribers and average revenue per paying user. Accordingly, we believe that these metrics provide useful information to investors and others in understanding and evaluating our results of operations. These metrics are presented for supplemental information purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled metrics or measures presented by other companies.

•
Active Subscribers. We define “active subscribers” as the total number of users with a paid subscription for EndeavorOTC in a given period. We review active subscribers as an indication of the demand for EndeavorOTC.
•
ARPU. We define “average revenue per paying user,” or “ARPU,” as EndeavorOTC revenues divided by Active Subscribers within the period. We believe that ARPU provides helpful information regarding the economic contribution of each EndeavorOTC subscriber in the period.

ENDEAVOROTC METRIC	Q4 '23	Q3 '23	Q4 '23 vs. Q3 '23
Active Subscribers	11,571	7,535	54%
ARPU	$88	$93	-5%

In addition, there were 139,499 first-time app downloads of EndeavorOTC in the fourth quarter of 2023 compared to 176,559 first-time app downloads of EndeavorOTC in the third quarter of 2023.

Non-GAAP Financial Measures

In addition to financial information prepared and presented in accordance with GAAP, the key commercial metrics for EndeavorOTC in this Annual Report include the following non-GAAP financial measure: billings on a historical basis. Billings is defined as EndeavorOTC GAAP revenues plus the change in EndeavorOTC deferred revenue in that period. Billings is used by management to manage the business, make planning decisions, and evaluate the company’s performance. Akili’s management believes that this non-GAAP financial measure is useful to investors to provide useful supplemental information to help investors better understand underlying trends in our business. Management does not intend the presentation of this non-GAAP financial measure to be considered in isolation or as a substitute for results prepared in accordance with GAAP, but as a complement to provide greater transparency. In addition, this non-GAAP financial measure may differ from similarly-named measures used by other companies. A reconciliation of the historical non-GAAP financial measure to the most comparable GAAP financial measure is included below.

	Three Months Ended December 31,		Year Ended December 31,		Three Months Ended September 30,	Q4' 23 vs. Q3 '23
	2023	2022	2023	2022	2023

EndeavorOTC GAAP Revenues	$596	$-	$1,155	$-	$553	8%
Deferred revenue, end of period	-	-	-	-	-	-
Deferred revenue, beginning of period	-	-	-	-	(20)	*
EndeavorOTC Billings	$596	$-	$1,155	$-	$533	12%

Reduction in Workforce

On January 12, 2023, we announced a restructuring of our operations and a reduction in workforce due to the macroeconomic environment. As a result of the restructuring, we incurred a restructuring charge of $2.3 million associated primarily with severance and other termination-related benefits related to 48 employees, representing approximately 31% of the employee base at the time of the restructuring. The costs associated with the restructuring were recorded in the quarter ended March 31, 2023. The restructuring reduced costs related to certain of our pipeline programs in order to prioritize certain of our commercial efforts and our ADHD label expansion programs.

On September 13, 2023, we announced a further restructuring of our operations and a reduction in our workforce. As a result of the restructuring, we incurred a restructuring charge of $2.4 million associated primarily with severance and other termination-related benefits related to 47 full-time employees, representing approximately 40% of our employee base at the time of the restructuring. All costs associated with the restructuring were recorded within operating expenses in the same functional category as the employees' operating expenses in the quarter ended September 30, 2023. The restructuring reduced costs primarily related to our field sales force and market access teams in order to implement our announced plan to transition from a prescription to a non-prescription business model.

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

Effective January 12, 2024, Santosh Shanbhag resigned from his role as Chief Financial Officer of the Company. Matthew Franklin, our President, Chief Executive Officer and Chief Operating Officer assumed the duties of principal financial officer and principal accounting officer.

Effective February 16, 2024, John Spinale was appointed to the Board and to the audit committee of the Board.

Development Pipeline and Commercial Update

Our development and commercialization efforts are primarily focused on ADHD. Within ADHD, on the commercial side, in June 2023 we released EndeavorOTC in the Apple App Store in the United States and in September 2023 we released EndeavorOTC on Android devices in Google Play, in each case under the FDA’s COVID-19 Guidance.

With respect to our ongoing partnership with Shionogi, in February 2024, Shionogi announced its submission of a marketing approval application for SDT-001 to Japan’s Ministry of Health, Labour, and Welfare, for commercialization and sale in Japan. The submission for marketing approval in Japan is based on the results of the Phase 3 clinical trial conducted by Shionogi in Japan in pediatric ADHD patients.

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

Our efforts are primarily focused on managing and executing on our strategic plan announced in September 2023 to transition from a prescription to a non-prescription model, including obtaining regulatory authorization and commercializing EndeavorOTC in adults with ADHD, pursuing regulatory authorization for over-the-counter labeling of both our EndeavorRx and EndeavorOTC products and continuing to support the distribution and fulfillment of EndeavorRx during the transition. Further development of our pipeline outside of ADHD will be contingent upon a number of factors, including capital raising and supportive business development activities.

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

Cash proceeds of the Business Combination were funded through a combination of $2.3 million in cash held in trust by SCS (following satisfaction of redemptions by public stockholders), and $162.0 million in aggregate gross proceeds from the PIPE Investors in exchange for 16,200,000 shares of Akili, Inc. common stock that closed substantially contemporaneously with the Closing.

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

Currently, EndeavorOTC is available only through direct purchase or via the Apple App Store or Google Play.

Collaboration Revenue

We currently have a collaboration and licensing agreement (the “Collaboration Agreement”) with Shionogi & Co., Ltd (“Shionogi”) and we are eligible to receive development and commercial milestones as well as royalties on the sales of licensed products. If our development efforts for additional programs are successful and result in regulatory marketing authorization or collaboration or license agreements with third parties, we may generate revenue in the future from collaboration or license agreements that we may enter into with third parties. We cannot predict if, when or to what extent we may enter into future licensing or collaboration agreements. Further, we may never succeed in obtaining regulatory authorization for EndeavorOTC or additional indications for EndeavorRx or any of our product candidates that are currently under development or for any other future products.

Cost of Product Revenue

Cost of product revenue consists primarily of costs that are closely correlated or directly related to the delivery of our EndeavorRx and EndeavorOTC products, including personnel and related costs, third party contractor expenses, customer support costs, royalties, amortization of capitalized software related to our commercialized products and software subscriptions related to our products and hosting fees. Sales of EndeavorRx incurred pharmacy dispense fees and sales of EndeavorOTC incur Apple App Store and Google Play fees, which are also included in cost of product revenue. With the termination of our digital pharmacy agreement, effective in late October 2023, pharmacy dispense fees for EndeavorRx have ended as we have transitioned to an in-house direct distribution system for the processing and fulfillment of EndeavorRx. Fees charged by the app stores are between 15% and 30% of the sales price and are dependent on certain revenue thresholds. Accordingly, we expect the overall cost of product revenue to increase as we further commercialize our EndeavorOTC product and increase the volume of EndeavorOTC sales.

Research and Development Expenses

Following the May 2023 announcement of topline results of the STARS-ADHD-Adult clinical trial, in June 2023 we released EndeavorOTC, which is built on the same SSME technology platform as our EndeavorRx product, nationwide without a prescription to improve attention function, ADHD symptoms and quality of life in adults 18 years of age and older with primarily inattentive or combined-type ADHD under the FDA’s COVID-19 Guidance. We submitted a marketing submission to FDA for EndeavorOTC on October 30, 2023.

Following the June 2023 release of EndeavorOTC, in September 2023 we announced a new strategic plan to transition our business from a prescription to a non-prescription model. We are continuing to support existing customers using our one FDA-authorized product, EndeavorRx, which is indicated for use to improve attention function for children ages 8-17 with primarily inattentive or combined-type ADHD who have a demonstrated attention issue, following our receipt of FDA authorization in December 2023 for the expanded EndeavorRx label to include older children ages 13-17.

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

Our efforts are primarily focused on managing and executing on our strategic plan announced in September 2023 to transition from a prescription to a non-prescription model, including obtaining regulatory authorization and commercializing EndeavorOTC in adults with ADHD, pursuing regulatory authorization for over-the-counter labeling of both our EndeavorRx and EndeavorOTC products and continuing to support the distribution and fulfillment of EndeavorRx during the transition. Further development of our pipeline outside of the ADHD space will be contingent upon a number of factors, including capital raising and supportive business development activities. As a result, our R&D expenses decreased in the three months ended December 31, 2023, and we expect R&D expenses to remain consistent during 2024.

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

In addition to our ADHD programs, our R&D activities include previously-launched investigator-initiated studies. Further development of our pipeline outside of ADHD will be contingent upon a number of factors, including capital raising and supportive business development activities.

Development activities for our product candidates have a number of risks and uncertainties. All therapeutic development activities have risks and probabilities of success that can vary by disease indication. Each of our product candidates have technical, clinical, regulatory and commercial risk. See the section entitled “Risk Factors—Risks Relating to our Products and Product Candidates.”

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

We expect our commercialization-related expenses to decrease in 2024 primarily due to the elimination of the Company’s field sales force and market access teams. As we pursue a regulatory and commercial strategy for our EndeavorOTC product, we intend to focus on improving unit economics as we scale back traditional advertising and focus on lower cost direct-to-consumer marketing.

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

Change in fair value of earn-out liabilities includes the change in fair value of the earn-out liabilities related to Earn-Out Shareholders from its initial recognition on August 19, 2022, the Closing Date, through December 31, 2022 and for the year ended December 31, 2023.

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

Results of Operations

Years Ended December 31, 2023 and 2022

The table and discussion below present the results for the periods indicated:

	Year Ended December 31,
(dollars in thousands, except percentages)	2023	2022	$ Change	% Change
Revenues	$1,678	$323	$1,355	420%
Cost of revenues	819	441	378	86%
Gross profit (loss)	859	(118)	977	*
Operating expenses:
Research and development	19,925	28,858	(8,933)	-31%
Selling, general and administrative	45,419	61,701	(16,282)	-26%
Total operating expenses	65,344	90,559	(25,215)	-28%
Operating loss	(64,485)	(90,677)	26,192	-29%
Other income (expense):
Other income	4,040	1,482	2,558	173%
Interest expense	(2,358)	(1,484)	(874)	59%
Change in estimated fair value of earn-out liabilities	3,363	82,734	(79,371)	-96%
Total other income	5,045	82,732	(77,687)	-94%
Loss before income taxes	(59,440)	(7,945)	(51,495)	648%
Income tax expense	(53)	(19)	(34)	179%
Net loss	$(59,493)	$(7,964)	$(51,529)	647%
Unrealized gain (loss) on short-term investments	$21	$(21)	$42	-200%
Comprehensive loss	$(59,472)	$(7,985)	$(51,487)	645%

* Percentage change not meaningful

Revenue—Revenue was $1.7 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively. There was an increase in revenue from the same period in the prior year primarily due to an increase in product revenue from sales of EndeavorOTC, which was released in June 2023 on the Apple App Store and in September 2023 on Google Play.

Cost of revenue—Cost of revenue was $0.8 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively. The increase of $0.4 million in product-related costs of revenue in the year ended December 31, 2023 was due to the increased sales volume.

Research and development—R&D expenses were $19.9 million and $28.9 million for the years ended December 31, 2023 and 2022, respectively. Most expenses in the current period were related to the development of and updates to the EndeavorOTC product and most expenses in the prior period were related to the development of our SSME platform, which was the therapeutic engine that targets and activates systems in the brain that play a key role in attention function and is the underlying technology used in both our EndeavorRx and EndeavorOTC products. The decrease of $9.0 million was primarily due to the following:

•
a decrease of $3.8 million of clinical studies and expenses due to the timing of our clinical trials, the restructuring of our business to preserve capital and focus primarily on commercializing EndeavorRx and EndeavorOTC in ADHD and seeking a label expansion for EndeavorRx in adolescent ADHD patients, which resulted in the reprioritization of our pipeline of preclinical and clinical development programs. As a result, clinical studies and expenses decreased from $5.2 million in the year ended December 31, 2022 to $1.4 million in the year ended December 31, 2023;
•
a decrease of $3.7 million of personnel-related expenses primarily due to the lower headcount from the restructurings, partially offset by severance payments, which decreased the expense from $19.7 million in the year ended December 31, 2022 to $16.0 million in the year ended December 31, 2023. The estimated fair value of earn-out liabilities related to Earn-Out Service Providers accounted for $(0.2) million of the expense in the year ended December 31, 2023;
•
a decrease of $1.1 million related to various other expenses such as a decrease in external consulting fees, rent and travel, which decreased the expense from $2.7 million for the year ended December 31, 2022 to $1.6 million for the year ended December 31, 2023; and

•
a decrease of $0.4 million of computer equipment and software expenses due to a decrease in software subscriptions, which decreased the expense from $1.3 million for the year ended December 31, 2022 to $0.9 million for the year ended December 31, 2023.

Selling, general and administrative—SG&A expenses were $45.4 million and $61.7 million for the years ended December 31, 2023 and 2022, respectively. The decrease of $16.3 million was primarily due to the following:

•
a decrease of $8.3 million in consulting, legal, accounting and other professional services costs;
•
a decrease of $5.9 million in marketing and advertising costs;
•
a decrease of $1.4 million related to various other expenses. As part of the Business Combination in 2022, there was a one-time allocation of transaction costs to Earn-out Shares of $3.0 million based on the relative fair value of these instruments as compared to the other newly issued instruments. This was the primary cause of the decrease as there was no related expense in 2023. This was partially offset by increased business insurance costs due to being a public company for the full year in 2023; and
•
a decrease of $0.7 million in personnel-related costs, primarily due to a lower headcount and stock compensation, partially offset by severance pay. The change in estimated fair value of earn-out liabilities related to Earn-Out Service Providers accounted for $(0.3) million of the expense in the year ended December 31, 2023.

Other income—Other income was $4.0 million and $1.5 million in the years ended December 31, 2023 and 2022, respectively. The increase was due to an increase in short-term investments held on average throughout 2023 and higher interest rates.

Interest expense—Interest expense was $2.4 million and $1.5 million in the years ended December 31, 2023 and 2022, respectively. The $0.9 million increase was primarily related to an increase in the average outstanding principal of the note payable during 2023 and rising variable interest rates during the year ended December 31, 2023.

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

Income taxes—We did not incur material income tax expenses for the years ended December 31, 2023 or 2022. Given our lack of prior earnings history, we have a full valuation allowance primarily related to our net operating losses and R&D credit carryforwards that we do not consider more likely than not to be realized.

Liquidity and Capital Resources

Since our inception, our primary sources of capital have been proceeds from sales of convertible preferred stock, payments received in connection with the Collaboration Agreement, proceeds from borrowings under various credit facilities and proceeds from the Business Combination.

For the years ended December 31, 2023 and 2022, we incurred net operating losses of $64.5 million and $90.7 million, respectively.

As of December 31, 2023, we had an accumulated deficit of $299.8 million. As of December 31, 2023, we had outstanding debt of $13.0 million, net of debt issuance costs and debt discount. As of December 31, 2023, we had cash and cash equivalents of $75.2 million.

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

In May 2021, we entered into an Amended and Restated Loan and Security Agreement with SVB and SVB Innovation Credit Fund VIII, L.P., (such agreement, the “SVB Term Loan”). On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the FDIC was appointed as receiver. On March 13, 2023, pursuant to a joint statement released by the U.S. Department of Treasury, the U.S. Federal Reserve, and the FDIC, the U.S. government provided assurance that all depositors would be fully protected. Thereafter, the FDIC transferred all deposits of SVB to a newly created bridge bank, SVBB, which announced that it would fully honor existing credit facilities. On March 27, 2023, First Citizens BancShares, Inc. entered into an agreement with the FDIC to purchase all assets and liabilities of SVB and confirmed it would fully honor existing credit facilities. As of December 31, 2023, there was $10.6 million outstanding under the SVB Term Loan facility and there is no remaining available undrawn debt. Additionally, the corporate bond issued with Shionogi in March 2019 continues to have $5.0 million outstanding as of December 31, 2023.

Our primary uses of capital are, and we expect will continue to be for the near future, personnel costs, costs of product development, costs related to commercialization of our EndeavorRx and EndeavorOTC products, legal, patent and other regulatory expenses and general overhead costs. We may also pursue acquisitions, investments, joint ventures and other strategic transactions.

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

Cash and cash equivalents

Our cash and cash equivalents balance as of December 31, 2023 was $75.2 million. Our future capital requirements may vary from those currently planned and will depend on various factors, including the timing and extent of R&D spending, commercialization of EndeavorOTC products, and spending on other strategic business initiatives.

Short-term investments

We held short-term investments during 2023 which consisted of United States Treasuries with original maturity dates of more than three months but less than one year. We did not hold any short-term investments as of December 31, 2023.

Liquidity Risks

We expect to incur substantial additional expenditures in the near term to support our ongoing activities, including obtaining regulatory authorization and commercializing EndeavorOTC in adults with ADHD, pursuing regulatory authorization for over-the-counter labeling of both our EndeavorRx and EndeavorOTC products, continuing to support the distribution and fulfillment of EndeavorRx and continuing to operate as a public company. We expect to continue to incur net losses for the foreseeable future. Our ability to fund our product development and clinical operations as well as commercialization of EndeavorOTC will depend on the amount and timing of cash available to fund operations. Our future liquidity and capital funding requirements will depend on numerous factors, including:

•
our revenue growth;
•
our ability to successfully manage and execute on our strategy to advance EndeavorOTC for adults;
•
our ability to obtain and maintain user adoption and retention of our products;
•
the amount and timing of sales and other revenues from our products and any other future product candidates, if approved, including the sales price;
•
the effectiveness of our marketing efforts;
•
our R&D efforts;
•
the emergence and effect of competing or complementary products;
•
the outcome, timing and cost of obtaining and maintaining regulatory authorizations for any of our products or product candidates and of meeting regulatory requirements established by the FDA, or comparable foreign regulatory authorities;
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

•
our ability to retain our current employees and any future need to hire additional management and marketing, technical and medical personnel; and
•
the extent to which we acquire or invest in business, products or technology.

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

Cash Flows

The following table provides a summary of cash flow data for each applicable period:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(57,867)	$(83,521)
Net cash provided by (used in) investing activities	83,413	(81,216)
Net cash provided by (used in) financing activities	(4,493)	141,935
Net increase (decrease) in cash	$21,053	$(22,802)

Net Cash Used in Operating Activities

Years Ended December 31, 2023 and 2022

Net cash used in operating activities was $57.9 million for the year ended December 31, 2023. Net cash used in operating activities consists of net loss of $59.5 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include decreases related to amortization of premium on short-term investments of $1.5 million and the change in estimated fair value of earn-out liabilities of $3.4 million, offset by increases related to stock-based compensation expense of $6.8 million, non-cash interest expense of $0.7 million, and impairment loss on sublease of $0.4 million. There was an additional decrease to net loss of $2.4 million related to the change in operating assets and liabilities primarily due to a reduced bonus and commission accrual related to the reductions in workforce and decrease in accounts payable due to lower external spend, partially offset by a decrease in prepaid insurance and clinical trials.

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

Net Cash Provided by (Used in) Investing Activities

Years Ended December 31, 2023 and 2022

Net cash provided by investing activities was $83.4 million for the year ended December 31, 2023. The cash was related to $140.0 million of proceeds from maturities of short-term investments, partially offset by $56.4 million of cash used to purchase short-term investments.

Net cash used in investing activities was $81.2 million for the year ended December 31, 2022. The cash was primarily used to purchase short-term investments, partially offset by the proceeds from maturities of short-term investments.

Net Cash Provided by (Used in) Financing Activities

Years Ended December 31, 2023 and 2022

Net cash used in financing activities was $4.5 million for the year ended December 31, 2023 and consisted of $4.4 million of repayment of principal on the note payable and $0.1 million of taxes paid related to net share settlements of share-based awards.

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

Debt Financing and Covenants

At December 31, 2023, the Company had outstanding principal of $10.6 million under the SVB Term Loan facility and there was no remaining available undrawn debt. The SVB Term Loan bears interest through maturity at a per annum rate of the greater of (a) the Wall Street Journal Prime Rate plus 3.75% and (b) 7.0%. As of December 31, 2023, the interest rate was 12.3%. We were required to make interest-only payments through May 2023, and starting in June 2023 we began to repay the outstanding principal in 24 equal monthly payments.

The SVB Term Loan is secured by substantially all of our personal property assets, including accounts receivable, equipment, license agreement, general intangibles, inventory and investment property, and all of the proceeds and products of the foregoing. The Amended and Restated Loan and Security Agreement with SVB required an exclusive relationship for our operating cash account, however in light of the events and status of SVB, in April 2023 we entered into a Letter Agreement to amend the Amended and Restated Loan and Security Agreement with SVB (now a division of First-Citizens Bank & Trust Company) to allow the Company to establish accounts and move a portion of our cash resources to other financial institutions. The SVB Term Loan contains various affirmative and negative covenants that limit our ability to engage in specified types of transactions. We were in compliance with the covenants under the SVB Term Loan as of December 31, 2023.

See Note 10, Note Payable, of the notes to Akili’s consolidated financial statements for the years ended December 31, 2023 and 2022, included elsewhere in this Annual Report, for further information. In the future, we may seek to obtain other additional sources of financing, including incurring term debt or issuing equity or issuing debt securities.

Contractual Obligations

Akili entered into a membership agreement which provides access to office space in Boston, Massachusetts, which will expire in December 2024. Akili also leases office space in Larkspur, California, under a non-cancelable operating lease that expires in November 2026. We enter into agreements in the normal course of business with various vendors, which are generally cancelable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation.

See Note 7, Commitments and Contingencies, of the notes to Akili’s consolidated financial statements for the years ended December 31, 2023 and 2022, included elsewhere in this Annual Report, for further information.

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

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, of the notes to Akili’s consolidated financial statements for the years ended December 31, 2023 and 2022 included elsewhere in this Annual Report, for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of the potential impact on our financial condition and results of operations.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout this section captioned “Akili’s Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 to Akili’s consolidated financial statements for the years ended December 31, 2023 and 2022, included elsewhere in this Annual Report.

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

We generate EndeavorRx product revenue from contracts with caregivers and patients who purchase subscriptions to access our FDA-authorized, prescription-only video game-based digital therapeutic (“Clients”). Clients are billed in advance for the entire subscription term. Along with the subscription to the video game-based treatment, the Clients also receive reporting metrics and technical support services. The reporting metrics rely on gameplay data being sent back from EndeavorRx, which we analyze in order to provide information on daily efforts and level completion to our Clients throughout the subscription term via the EndeavorRx Insight app. The subscription to the video game-based treatment, reporting metrics and technical support services are combined as a single stand-ready performance obligation because while the components are separate performance obligations, they have the same method and pattern of recognition. Accordingly, the consideration is recognized ratably on an over time basis over the subscription period which begins once the access code is inputted into the game by the Client and game play has started.

We generate EndeavorOTC product revenue from contracts with customers who purchase subscriptions to access our over-the-counter video game-based digital therapeutic. Customers are billed in advance for the entire subscription term. Along with the subscription to the video game-based treatment, the customers also receive technical support services and access to software updates. The technical support services and access to software updates were determined to be immaterial in the context of the contract primarily due to the fact that the underlying SSME technology is not being updated throughout the subscription term, and therefore the primary functionality of the product is not changed during the term of the arrangement. As EndeavorOTC has significant stand-alone functionality that can be used immediately upon delivery, the performance obligation is considered complete upon delivery and all of the consideration is recognized at that point in time.

Under the Collaboration Agreement, we historically recognized revenue over time on an inputs-based method that uses a cost to cost measure of progress. There was no revenue recognized under the Collaboration Agreement for the years ended December 31, 2023 and 2022.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the reports of our independent registered public accounting firms, appear beginning on page F-1 of this Annual Report for the year ended December 31, 2023.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, who is our principal executive officer, principal financial officer and principal accounting officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer who is our principal executive officer, principal financial officer and principal accounting officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

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

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

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

3.1	Certificate of Incorporation of Akili, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 23, 2022).
3.2	By-Laws of Akili, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 23, 2022).
4.1	Specimen Common Stock Certificate of Akili, Inc. (incorporated by reference to Exhibit 4.2 to Akili, Inc.’s Amendment No. 3 to the Registration Statement on Form S-4 filed on June 10, 2022).
4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to Akili, Inc.’s Annual Report on Form 10-K filed on March 9, 2023).
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
10.17

Non-Employee Director Compensation Policy of the Company, as amended on August 2, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 9, 2023).

10.18*	Commercial Sublease, dated as of May 15, 2023, by and between Phoenix American Incorporated and Akili Interactive Labs, Inc.
10.19†

License, Development and Commercialization Agreement, dated as of August 16, 2021, by and between Akili Interactive Labs, Inc. and TALi Digital Limited (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Registration Statement on Form S-4 filed on April 4, 2022).

10.20

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

10.21

Letter Agreement, dated as of April 14, 2023, by and among First-Citizens Bank & Trust Company, SVB Innovation Credit Fund VIII, L.P., Akili Interactive Labs, Inc. and Akili, Inc. (incorporated by reference to Exhibit 10.1 to Akili, Inc.’s Form 10-Q filed on May 12, 2023)

10.22†

Advisor Agreement, dated as of October 5, 2023, by and between Akili Interactive Labs, Inc. and Dr. W. Edward Martucci II, Ph.D. (incorporated by reference to Exhibit 10.1 to Akili, Inc. Form 10-Q filed on November 9, 2023).

10.23

Exclusive License Agreement, dated as of October 18, 2013, by and between Akili Interactive Labs, Inc. and The Regents of the University of California, as amended by Amendment No. 1 dated as of May 17, 2018 and Amendment No. 2 dated as of February 25, 2019 (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement on Form S-4 filed on April 4, 2022).

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of KPMG LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page to this annual report).
31.1*

Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Akili, Inc. Compensation Recovery Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akili, Inc.

Date: February 29, 2024	By:	/s/ Matthew Franklin
	Name:	Matthew Franklin
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Matthew Franklin, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute(s), may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Matthew Franklin	President, Chief Executive Officer and Director	February 29, 2024
Matthew Franklin	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ W. Edward Martucci II, Ph.D.	Chairman and Director	February 29, 2024
W. Edward Martucci II, Ph.D.

/s/ Adam Gazzaley, M.D., Ph.D.	Director	February 29, 2024
Adam Gazzaley, M.D., Ph.D.

/s/ Mary Hentges	Director	February 29, 2024
Mary Hentges
/s/ William “BJ” Jones, Jr.	Director	February 29, 2024
William “BJ” Jones, Jr.

/s/ Christine Lemke	Director	February 29, 2024
Christine Lemke

/s/ John Spinale	Director	February 29, 2024
John Spinale

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Akili, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Akili, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

February 29, 2024

AKILI, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$75,150	$54,097
Restricted cash	305	305
Short-term investments	-	82,034
Accounts receivable	300	41
Prepaid expenses and other current assets	2,275	4,565
Total current assets	78,030	141,042
Property and equipment, net	680	919
Operating lease right-of-use asset	1,577	2,596
Prepaid expenses and other long-term assets	96	—
Total assets	$80,383	$144,557
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	1,285	2,681
Accrued expenses and other current liabilities	3,326	5,616
Deferred revenue	100	106
Operating lease liability	756	826
Note payable, short term	7,500	4,375
Total current liabilities	12,967	13,604
Note payable, long term	3,445	10,442
Operating lease liability, net of current portion	1,730	2,485
Corporate bond, net of bond discount	2,054	1,834
Earn-out liabilities	1,632	5,513
Other long-term liabilities	23	—
Total liabilities	21,851	33,878
Commitments and contingencies
Stockholders' equity
Common stock, $0.0001 par value: 1,000,000,000 shares authorized; 78,356,527 and 78,022,924 shares issued and outstanding at December 31, 2023 and 2022, respectively	8	8
Additional paid-in capital	358,305	350,980
Accumulated deficit	(299,781)	(240,288)
Accumulated other comprehensive loss	—	(21)
Total stockholders' equity	58,532	110,679
Total liabilities and stockholders’ equity	$80,383	$144,557

The accompanying notes are an integral part of these consolidated financial statements.

AKILI, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Revenues	$1,678	$323
Cost of revenues	819	441
Gross profit (loss)	859	(118)
Operating expenses:
Research and development	19,925	28,858
Selling, general and administrative	45,419	61,701
Total operating expenses	65,344	90,559
Operating loss	(64,485)	(90,677)
Other income (expense):
Other income	4,040	1,482
Interest expense	(2,358)	(1,484)
Change in estimated fair value of earn-out liabilities	3,363	82,734
Total other income	5,045	82,732
Loss before income taxes	(59,440)	(7,945)
Income tax expense	(53)	(19)
Net loss	$(59,493)	$(7,964)
Unrealized gain (loss) on short-term investments	$21	$(21)
Comprehensive loss	$(59,472)	$(7,985)
Net loss	$(59,493)	$(7,964)
Dividends on Series D convertible preferred stock	-	(7,383)
Redemption value of Series D convertible preferred stock	-	(3,692)
Net loss attributable to common stockholders	$(59,493)	$(19,039)
Net loss per share attributable to common stockholders - basic and diluted	$(0.76)	$(0.64)
Weighted average common stock outstanding - basic and diluted	78,197,107	29,878,041

The accompanying notes are an integral part of these consolidated financial statements.

AKILI, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Permanent
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity (Deficit)
Balance at December 31, 2021	43,318,218	$291,876	1,674,106	$-	$-	$(226,114)	$-	$(226,114)
Stock-based compensation expense	-	-	-	-	8,574	-	-	8,574
Exercise of stock options	-	-	116,299	-	149	-	-	149
Stock dividend accrued for Series D preferred stock	1,008,596	7,383	-	-	(4,865)	(2,518)	-	(7,383)
Redemption value of Series D preferred stock	8,472,752	3,692	-	-	-	(3,692)	-	(3,692)
Exercise of Legacy Akili warrants	-	-	8,834	-	-	-	-	-
Vesting of common stock warrants	-	-	-	-	282	-	-	282
Conversion of redeemable preferred stock into common stock	(52,799,566)	(302,951)	52,799,566	5	302,946	-	-	302,951
Issuance of common stock related to Business Combination and PIPE Investment	-	-	23,367,500	3	164,280	-	-	164,283
Reverse recapitalization, net of transaction costs (including ($87,512) of deemed dividends related to Earn-Out Shareholders)	-	-	-	-	(120,386)	-	-	(120,386)
Vesting of RSUs	-	-	56,619	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	(21)	(21)
Net loss	-	-	-	-	-	(7,964)	-	(7,964)
Balance at December 31, 2022	-	$-	78,022,924	$8	$350,980	$(240,288)	$(21)	$110,679
Stock-based compensation expense	-	-	-	-	7,325	-	-	7,325
Exercise of stock options	-	-	28,224	-	-	-	-	-
Vesting of RSUs	-	-	305,379	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	-	21	21
Net loss	-	-	-	-	-	(59,493)	-	(59,493)
Balance at December 31, 2023	-	$-	78,356,527	$8	$358,305	$(299,781)	$-	$58,532

The accompanying notes are an integral part of these consolidated financial statements.

AKILI, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(59,493)	$(7,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	302	308
Reduction in the carrying amount of right-of-use assets	692	489
Impairment loss on sublease	385	-
Stock-based compensation expense	6,807	9,309
Loss on disposal of fixed assets	22	-
Amortization of premium on short-term investments	(1,501)	(881)
Non cash interest expense	723	512
Change in fair value of earn-out liabilities	(3,363)	(82,734)
Changes in operating assets and liabilities:
Accounts receivable	(259)	(12)
Prepaid expenses and other current assets	2,408	(2,037)
Prepaid expenses and other long-term assets	(96)	11
Accounts payable	(1,396)	387
Accrued expenses and other current liabilities	(2,290)	(310)
Other long-term liabilities	23	(24)
Operating lease liabilities	(825)	(585)
Deferred revenue	(6)	10
Net cash used in operating activities	(57,867)	(83,521)
Cash flows from investing activities:
Acquisition of property and equipment	(19)	(42)
Capitalized software development costs	(124)	-
Purchases of short-term investments	(56,444)	(111,174)
Proceeds from maturities of short-term investments	140,000	30,000
Net cash provided by (used in) investing activities	83,413	(81,216)
Cash flows from financing activities:
Proceeds from exercise of stock options	-	149
Proceeds from note payable	-	10,000
Proceeds from Business Combination, net of transaction costs paid	-	131,814
Taxes paid related to net share settlement of share-based awards	(118)	(28)
Repayment of principal on note payable	(4,375)	-
Net cash provided by (used in) financing activities	(4,493)	141,935
Net increase (decrease) in cash, cash equivalents, and restricted cash	21,053	(22,802)
Cash, cash equivalents, and restricted cash at beginning of period	54,402	77,204
Cash, cash equivalents, and restricted cash at end of period	$75,455	$54,402
Supplementary Information:
Cash paid for income taxes	$16	$-
Cash paid for interest	1,665	834
Noncash investing and financing activities:
Deferred asset for fees related to undrawn debt included in accrued expenses	-	51
Common stock warrants issued related to note payable	-	282
Redemption value of Series D preferred stock	-	3,692
Dividends accrued for Series D preferred stock	-	7,383
Recognition of liabilities for Earn-Out Shareholders	-	87,512
Net liabilities assumed in the Business Combination	-	500

The accompanying notes are an integral part of these consolidated financial statements.

AKILI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

1. Nature of the Business and Basis of Presentation

Organization

Akili, Inc. (collectively referred to with its wholly-owned, controlled subsidiaries, as “Akili” or the “Company”) operates as one business segment and is a leading digital medicine company, pioneering the development of cognitive treatments through game-changing technologies. Akili’s approach of developing and commercializing technologies designed to directly target the physiology of the brain has established a new category of medicine—medicine that is validated through clinical trials like a drug or medical device, but experienced like entertainment. In June 2020, EndeavorRx, the first product built on Akili’s platform, was granted marketing authorization and classified as a Class II medical device by the U.S. Food and Drug Administration (“FDA”) through FDA’s de novo process. EndeavorRx is indicated for use to improve attention function for children ages 8-17 with primarily inattentive or combined-type ADHD, who have a demonstrated attention issue, following the Company’s receipt of FDA authorization in December 2023 for the expanded EndeavorRx label to include older children ages 13-17. In June 2023, the Company released EndeavorOTC, which is built on the same platform as EndeavorRx, nationwide without a prescription to improve attention function, ADHD symptoms and quality of life in adults 18 years of age and older with primarily inattentive or combined-type ADHD, under the FDA guidance entitled “Enforcement Policy for Digital Health Devices for Treating Psychiatric Disorders During the Coronavirus Disease 2019 Public Health Emergency” (the “COVID-19 Guidance”). The COVID-19 Guidance allows for the marketing of certain digital therapeutics without premarket clearance, de novo classification, or approval so long as certain criteria are met for the duration of the COVID-19 Guidance, which was expected to remain in effect until November 7, 2023 consistent with FDA guidance entitled “Transition Plan for Medical Devices That Fall Within Enforcement Policies Issued During the Coronavirus Disease 2019 (COVID-19) Public Health Emergency” (the “COVID-19 Transition Guidance”). The COVID-19 Transition Guidance allows for the continued distribution of devices falling under the COVID-19 Guidance without marketing authorization so long as the manufacturer has submitted a marketing submission to FDA, the submission has been accepted by FDA prior to November 7, 2023 and FDA has not taken a final action on the marketing submission. While EndeavorOTC has not been authorized by FDA for any indications, the Company submitted a marketing submission to FDA for EndeavorOTC on October 30, 2023. Through guidance from FDA regarding the COVID-19 Transition Guidance, it was clarified that marketing submissions received by FDA on or before November 7, 2023, that pass their technical review after the deadline without being placed on submission hold will still be eligible for continued enforcement discretion. Pursuant to FDA’s guidance on this topic, and given that the Company has since passed FDA’s technical review and has not been placed on submission hold, the Company is continuing to commercialize, distribute, and market EndeavorOTC under the COVID-19 Guidance. The Company’s efforts are primarily focused on managing and executing its strategic plan to transition from a prescription to a non-prescription model, including obtaining regulatory authorization and commercializing EndeavorOTC in adults with ADHD, pursuing regulatory authorization for over-the-counter labeling of both its EndeavorRx and EndeavorOTC products and continuing to support the distribution and fulfillment of EndeavorRx during the transition. Further development of Akili’s programs outside of ADHD will be contingent upon a number of factors, including capital raising and supportive business development activities. The Company is headquartered in Boston, Massachusetts.

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

AKILI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

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

Going Concern

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. The Company requires a significant amount of capital to fund its current operating requirements as it pursues its strategic goals. The Company’s efforts are primarily focused on managing and executing its strategic plan to transition from a prescription to a non-prescription model, including obtaining regulatory authorization and commercializing EndeavorOTC for the adult ADHD market, pursuing regulatory authorization for over-the-counter labeling of both its EndeavorRx and EndeavorOTC products and continuing to support the distribution and fulfillment of EndeavorRx during the transition.

There can be no assurance that the Company’s product development and commercialization efforts will be successful; that adequate protection for the Company’s intellectual property will be obtained; that any products developed will obtain necessary government regulatory authorization; or that any products will be commercially viable. Even if the Company’s product development and commercialization efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants.

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative operating cash flows for the year ended December 31, 2023 and had an accumulated deficit of $299,781 at December 31, 2023. The Company believes that its cash and cash equivalents at December 31, 2023 of $75,150 will be sufficient to fund the Company’s planned operations and existing obligations for at least one year after the date that the consolidated financial statements are issued.

The future viability of the Company is dependent on its ability to generate cash from operating activities, manage liquidity by maintaining reduced operating expenses or to raise additional capital to finance its operations. The Company’s failure to generate cash from operating activities or to raise capital when needed, or on terms favorable to the Company, could have a negative impact on its financial condition and ability to pursue its business strategies.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, after elimination of all intercompany accounts and transactions.

2. Summary of Significant Accounting Policies

Use of estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the valuation of the earn-out liability and the valuation of stock-based awards. On an ongoing basis, management evaluates its estimates, including those related to accrued liabilities and stock-based compensation expense. Actual results could differ from the Company’s estimates.

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

AKILI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

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

There was no significant concentration in any single customer for the years ended December 31, 2023 and 2022.

Fair value of financial instruments: The Company’s financial instruments consist of cash equivalents, short-term investments, accounts payable, accrued expenses, a corporate bond and note payable. The carrying amount of accounts payable and accrued expenses are considered a reasonable estimate of their fair value, due to the short-term maturity of these instruments. The Company’s cash equivalents and short-term investments are carried at fair value, determined according to the fair value hierarchy described below (see Note 13).

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

AKILI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

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

During the year ended December 31, 2023, the Company recognized an impairment loss of $384 related to the sublease of a portion of its office space in Larkspur, California (see Note 7). The fair value measurement of future cash flows from the sublease agreement were estimated using an income approach to determine the present value. Leasehold improvements related to the subleased area are included in the impairment as the Company no longer receives economic benefits after it discontinues use of the space. The impairment loss was comprised of a write-down of $325 for the right-of-use asset and $59 for the leasehold improvements. The impairment loss is included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

The Company did not identify any circumstances that would warrant an impairment charge for any long-lived assets on the consolidated balance sheet at December 31, 2023.

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

Sublease: The Company recognizes sublease income on a straight-line basis over the sublease period. The Company recognizes sublease income as an offset to rent expense within operating expenses in the consolidated statements of operations and comprehensive loss as subleasing is not a primary business activity of the Company and is meant to offset occupancy costs.

AKILI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

Deferred revenue: Deferred revenue represents payment received in advance of revenue being earned and is comprised of fees received in advance of the delivery or completion of the services and amounts received in instances when revenue recognition criteria have not been met. Deferred revenue associated with upfront payments for a subscription to the Company’s FDA-authorized video game product is amortized ratably over the subscription period.

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

Transaction Costs: As part of the Business Combination, the Company allocated certain transaction costs to the Earn-out Shares based on the relative fair value of these instruments as compared to the other newly issued instruments. The portion of transaction costs allocated to these instruments was reflected as a reduction to cash and an increase in selling, general and administrative expense. The costs were determined to relate to future share issuances and not to the initial recapitalization and therefore they were expensed on the Closing Date. All costs allocated to the other newly issued instruments, which consisted of Common Stock, were recorded in total permanent equity as a reduction of additional paid-in capital.

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

The Company generates revenue from contracts with caregivers and patients who purchase subscriptions to access EndeavorRx (“Clients”), the Company’s FDA-authorized video game treatment. Clients are billed in advance for the entire subscription term (new subscriptions are currently for 30 days). Along with the subscription to the video game product, Clients also receive reporting metrics and technical support services. The reporting metrics rely on gameplay data being sent back from EndeavorRx, which the Company analyzes in order to provide information on daily efforts and level completion to Clients throughout the subscription term via the EndeavorRx Insight app. The subscription to the video game product, reporting metrics and technical support services are combined as a single stand-ready performance obligation because while the components are separate performance obligations, they have the

AKILI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

same method and pattern of recognition. Accordingly, the consideration is recognized ratably on an over time basis over the subscription period which begins once the access code is inputted into the game by the Client and game play has started.

In June 2023, the Company released its EndeavorOTC over-the-counter product under the FDA’s COVID-19 Guidance. The Company generates revenue from customers who purchase subscriptions of variable term lengths (currently available as either one month or one year) to access the video game treatment. Customers are billed in advance for the entire applicable subscription term. Along with the subscription to the video game treatment, the customers also receive technical support services and access to software updates. The technical support services and access to software updates were determined to be immaterial in the context of the contract primarily due to the fact that the underlying selective stimulus management engine (“SSME”) technology is not being updated throughout the subscription term, and therefore the primary functionality of the product is not changed during the term of the arrangement. As EndeavorOTC has significant stand-alone functionality that can be used immediately upon delivery, the performance obligation is considered complete upon delivery and all of the consideration is recognized at that point in time.

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

The following table presents the Company’s revenue by product type:

	Year Ended December 31,
	2023	2022
EndeavorOTC revenue	$1,155	$—
EndeavorRx revenue	523	323
Total	$1,678	$323

There was no collaboration revenue in either period.

As of December 31, 2023, the Company has a contract liability related to EndeavorRx product revenue, which consists of amounts that have been paid but have not been recognized as revenue. All amounts are expected to be recognized as revenue within 12 months of the balance sheet date and are classified as current deferred revenue. The Company recognized $106 of product revenue in the year ended December 31, 2023 that was previously included in the December 31, 2022 deferred revenue balance.

Contract Liabilities	Product
Balance at December 31, 2022	$106
Revenue recognized	523
Revenue deferred	(529)
Balance at December 31, 2023	$100

AKILI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

Cost of revenue: Cost of revenue includes personnel and related costs, third party contractor expenses, customer support costs, royalties, amortization of capitalized software related to our two commercialized products and software subscriptions related to our products and hosting fees. Sales of EndeavorRx incurred third-party pharmacy dispense fees and sales of EndeavorOTC incur Apple App Store and Google Play fees, both of which are included in cost of revenue. As the Company controls the product until it is transferred to the customer, it is considered the principal in the arrangement and all revenue and cost of revenue is shown gross in the Consolidated Statements of Operations and Comprehensive Loss.

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

Advertising: The Company expenses advertising costs as incurred. Advertising expenses were $6,580 and $7,861 during the years ended December 31, 2023 and 2022.

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

Comprehensive Loss: Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders.

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

AKILI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

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

Recently adopted accounting pronouncements: In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), as amended by ASU 2019-10. ASU 2016-13 will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. ASU 2016-13 is effective for the Company for the annual reporting period beginning January 1, 2023. The Company adopted this guidance for the year ended December 31, 2023, however there was no impact to the financial statements.

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

AKILI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Earn-Out Shares:

Earn-Out Shareholders and Earn-Out Service Providers received the contingent right to receive additional shares of Common Stock upon the achievement of certain earn-out targets. Earn-Out Shareholders and Earn-Out Service Providers are eligible to receive up to 7,536,461 shares in the aggregate (the "Earn-Out Shares”) of additional Common Stock in three equal tranches upon the Company achieving $15.00, $20.00, or $30.00, respectively, as its volume-weighted average price per share of Common Stock for any 20 trading days within a 30 consecutive trading day period (as adjusted for share splits, reverse share splits, share dividends, reorganizations, recapitalizations, reclassifications, combination, exchange of shares, or the like).

As the Earn-Out Shares to Earn-Out Shareholders contain a settlement provision that precludes them from being indexed to the Company’s stock under ASC 815, Derivatives and Hedging, they are classified as liabilities. The Company accounts for the potential issuance of the Earn-Out Shares to Earn-Out Shareholders as a contingent consideration arrangement, a liability for which was initially valued and recorded using a MCSM for each earn-out period. Key inputs and assumptions were the Company’s stock price, expected term, volatility, the risk-free rate, and dividend yield. Some of these inputs are Level 3 assumptions that are updated each reporting period as the earn-out liabilities are recorded at fair value on a recurring basis. The Company revalued the earn-out liabilities as of December 31, 2023 and the change in the fair value of the earn-out liabilities was recorded in other income (expense) on the statement of operations.

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

	Earn-Out Shareholders	Earn-Out Service Providers	Total
Fair value as of December 31, 2022	$4,778	$735	$5,513
Change in fair value	(3,363)	(518)	(3,881)
Fair value as of December 31, 2023	$1,415	$217	$1,632

AKILI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

4. Option and Collaboration Agreements

Shionogi & Co., Ltd.

On December 19, 2018, the Company entered into an Option and Collaboration Agreement (the “Collaboration Agreement”) with Shionogi & Co., Ltd (“Shionogi”), whereby the Company granted an option to Shionogi to develop and commercialize licensed digital therapeutic software products in specified territories.

As part of the agreement, Shionogi made an upfront payment to the Company of $10,000 at the date of execution that provided Shionogi up to April 15, 2019 to continue to evaluate the technology. In March 2019, Shionogi exercised its option to license the technology in exchange for another $10,000 cash payment. In connection with Shionogi exercising its option to enter into the Collaboration Agreement, the Company issued a $5,000 corporate bond to Shionogi for cash, with an initial discount estimated to be $3,805 (see Note 9). With the execution of the option, the Company is eligible to receive development and commercial milestones of up to $105,000. In addition, the Company will receive royalties on sales of the licensed products in Japan and Taiwan. In October 2019, the Company and Shionogi entered into a modification scope of work agreement. Shionogi paid the Company an additional fee of $387 as a result of the modification. As all obligations under the Collaboration Agreement were fulfilled, revenue of $24,192 was recognized by the end of 2021. The Company did not recognize any milestones or royalties during the years ended December 31, 2023 and 2022.

TALi Digital Limited

On October 16, 2023, Akili Interactive Labs, Inc., a wholly owned subsidiary of the Company, and TALi Digital Limited mutually agreed to terminate the License, Development and Commercialization Agreement dated as of August 16, 2021 between such parties, effective as of October 16, 2023. As a result of the termination, no additional payments are due to TALi. During the year ended December 31, 2023, the Company did not make any payments for out of pocket costs related to this agreement. As of the termination date, the Company has not made any payments for milestones or royalties related to this agreement.

AKILI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2023	2022
Prepaid insurance	$1,008	$1,892
Prepaid clinical trials	-	697
Other current assets	1,267	1,976
Prepaid expenses and other current assets	$2,275	$4,565

6. Property and Equipment

Property and equipment, net consisted of the following:

	December 31,
	2023	2022
Furniture and fixtures	$116	$184
Computer equipment and software	269	477
Office equipment	44	60
Leasehold improvements	885	975
Capitalized internal-use software costs	551	427
Total property and equipment	1,865	2,123
Less: accumulated depreciation and amortization	(1,185)	(1,204)
Property and equipment, net	$680	$919

Depreciation and amortization expense was $302 and $308 for the years ended December 31, 2023 and 2022, respectively.

7. Commitments and Contingencies

Litigation: From time to time, the Company is a party to or can be threatened with litigation in the ordinary course of business. The Company regularly analyzes current information, including, as applicable, the Company`s defenses and insurance coverage, and, as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of any matters. The Company was not a party to any material legal proceedings as of the years ended December 31, 2023 and 2022.

Office Space: As of December 31, 2023, the Company leases office space under a non-cancelable operating lease in Larkspur, California, which consists of approximately 43,600 square feet pursuant to a lease that will expire in November 2026, in exchange for approximately $74 per month, subject to an annual 4% increase each May. The Company provided a customary letter of credit in the amount of $250 as a security deposit, which is included in restricted cash within the consolidated balance sheets.

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

The lease for office space in Boston, Massachusetts consisting of approximately 4,000 square feet expired in December 2023.

In November 2023, the Company entered into a membership agreement, pursuant to which the Company agreed to pay a monthly membership fee for the sum of approximately $9 per month for access to office space in Boston, Massachusetts, with such access commencing on January 1, 2024. The agreement is for a one-year term and will automatically renew for successive one-year terms, subject to the Company’s right to terminate the agreement upon prior written notice and pursuant to the terms of the membership agreement and is classified as a short-term lease.

These leases do not include any restrictions or covenants that had to be accounted for under the new lease guidance.

During the years ended December 31, 2023 and 2022, the Company recognized $757 of rent expense, net of sublease payments received and $1,026 of rent expense, respectively.

AKILI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

Net cash paid for the amounts included in the measurement of the operating lease liability on the consolidated balance sheet and operating activities in the consolidated statement of cash flow was $1,042 for the year ended December 31, 2023. The weighted average remaining lease term and incremental borrowing rate as of December 31, 2023 was 2.9 years and 7.6%, respectively.

Future lease payments for our noncancelable operating leases (excluding short-term leases) as of December 31, 2023 and a reconciliation to the carrying amount of the operating lease liability presented in the consolidated balance sheet as of December 31, 2023 is as follows:

Years Ending December 31,	Amounts
2024	$914
2025	950
2026	904
Total undiscounted payments due under operating leases	2,768
Less imputed interest	(282)
Total	$2,486
Current operating lease liability	$756
Non-current operating lease liability	1,730
Total	$2,486

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2023	2022
Accrued bonus	$2,355	$2,819
Accrued royalties	150	110
Accrued wages and benefits	200	1,281
Accrued clinical study expenses	12	292
Accrued consulting service expenses	129	401
Other accrued expenses	480	713
Total	$3,326	$5,616

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

The Company recognized amortization expense of $220 and $196 related to the discount on the Corporate Bond as a component of interest expense in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022, respectively.

AKILI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

The carrying amount of the corporate bond is as follows:

	2023	2022
Corporate Bond	$5,000	$5,000
Unamortized discount on Corporate Bond	(2,946)	(3,166)
Corporate Bond, net of discount	$2,054	$1,834

10. Note Payable

Amended and Restated Loan and Security Agreement

On May 25, 2021, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”) and SVB Innovation Credit Fund VIII, L.P. (“SVB Innovation Fund”) (collectively, the “Lenders”). In December 2022, we entered into a Joinder and First Loan Modification Agreement with SVB (the "Amended SVB Term Loan"). As described in Note 2, First Citizens BancShares, Inc. entered into an agreement to purchase all assets and liabilities of SVBB and will fully honor the existing Amended SVB Term Loan.

The Company borrowed $5,000 in May 2021 and $10,000 in June 2022 and made interest-only payments through May 2023 before beginning to repay the outstanding principal in 24 equal monthly payments on the first day of each month beginning June 1, 2023, plus interest. The maturity date of the Amended and Restated Loan and Security Agreement is May 1, 2025.

The Amended and Restated Loan and Security Agreement accrues interest on each advance at a per annum rate of the greater of (a) the Wall Street Journal prime rate plus 3.75% or (b) 7.0%. The Company can elect to prepay all, but not less than all, of the advances drawn prior to the maturity date. The Company will be required to pay a prepayment fee, calculated by multiplying the outstanding principal balance outstanding immediately prior to such prepayment by 1.0%. The Company will be required to make a final payment equal to 5.0% of the total amounts drawn from each tranche (the “Final Payment”), due upon the earliest of maturity, prepayment or termination of the amounts drawn under the Amended and Restated Loan and Security Agreement.

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

Upon closing of the Amended and Restated Loan and Security Agreement, the Company entered into warrant agreements with the Lenders (“Warrant Agreements”). As part of the Warrant Agreements, the Company issued fully-vested warrants to purchase 84,350 shares of common stock to the Lenders with an exercise price of $3.82 per share with a fair value of $268 on the date of issuance (see Note 11 for details). As a result of the $10,000 draw in June 2022, warrants to purchase 31,242 shares became available with a fair value of $282.

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

At December 31, 2023, the Company had outstanding principal of $10,625 and there is no remaining available undrawn debt. The Company recognized non-cash interest expense related to debt issuance costs of $503 and $341 for the years ended December 31, 2023 and 2022, respectively. The Company recognized selling, general and administrative expense related to loan commitment fees of $42 and $211 for the years ended December 31, 2023 and 2022 respectively. The interest rate in effect was 12.3% and 11.3% as of December 31, 2023 and 2022, respectively. The weighted average interest rate was 11.9% and 9.2% for the years ended December 31,

AKILI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

2023 and 2022, respectively. At December 31, 2023, the carrying amount of the note payable (excluding the current portion of $7,500) is as follows:

Outstanding principal	$10,625
Note payable, short term	(7,500)
Final payment	750
Unamortized debt issuance costs	(430)
Note payable, long term (net of debt issuance costs)	$3,445

Future minimum principal payments due under the Amended and Restated Loan and Security Agreement, excluding the Final Payment, are as follows:

Years Ending December 31,
2024	$7,500
2025	3,125
Total	$10,625

11. Capital Stock

The Company's authorized capital stock consists of 1,000,000,000 shares of Common Stock, par value $0.0001 per share and 100,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2023, there were 78,356,527 shares of Common Stock issued and outstanding and 133,578 warrants outstanding to purchase Common Stock. There were no shares of preferred stock issued and outstanding.

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

Legacy Convertible Preferred Stock:

Prior to the Business Combination, Legacy Akili had issued Series A-1 convertible preferred stock, Series A-2 convertible preferred stock, Series B convertible preferred stock, Series C convertible preferred stock and Series D convertible preferred stock, collectively referred to as the “Legacy Convertible Preferred Stock.” In connection with the Business Combination, the Legacy Convertible Preferred Stock was retroactively adjusted, converted into Common Stock at an exchange ratio of approximately 1.15, and reclassified to permanent equity as a result of the reverse recapitalization. As of December 31, 2023, there is no Legacy Convertible Preferred Stock authorized, issued or outstanding.

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

The Company determined the fair value of the warrants using the Black-Scholes option model with the following assumptions:

AKILI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

Amended and Restated Loan and Security Agreement Warrants	May 2021	June 2022
Fair value of common stock	$3.82	$10.06
Expected volatility	95.00%	96.56%
Expected term (in years)	10.00	8.91
Risk-free interest rate	1.56%	3.23%
Expected dividend yield	0.00%	0.00%

In August 2020, the Company entered into the First Loan Modification Agreement with SVB. In conjunction with this modification, the Company issued warrants to the lender, of which, 17,986 are fully vested and outstanding as of December 31, 2023. The warrants have an exercise price of $5.95 per share.

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

A total of 1,167,881 shares of our Common Stock are reserved and authorized for issuance under the 2022 ESPP. In addition, the number of shares of Common Stock available for issuance under the 2022 ESPP is automatically increased each January 1 of each calendar year beginning on January 1, 2023, and ending in 2031, by the least of (i) the excess (if any) of (A) 1% of the outstanding shares issued and outstanding on the immediately preceding December 31st (excluding any shares reserved for issuance under equity-based plans of Akili, Inc. including the 2022 Stock Option and Incentive Plan and the 2022 ESPP) over (B) the number of shares of stock then reserved for issuance under the 2022 ESPP as of such date, (ii) 1,167,881 or (iii) such number of shares determined by the administrator. Through December 31, 2023, no shares have been issued under the 2022 ESPP.

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

During the year ended December 31, 2023, the Company incurred cash outflows of $118 related to the payment of withholding taxes for vested RSUs. These cash outflows are presented within net cash provided by financing activities in the consolidated statements of cash flows.

Share-based compensation expense related to stock options, RSUs, PSUs, and the expense related to Earn-Out Service Providers, is classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2023	2022
Research and development	$2,526	$3,493
Selling, general and administrative	4,281	5,816
Total	$6,807	$9,309

AKILI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

Included in the years ended December 31, 2023 and 2022 balances in the table above is $(518) and $735, respectively, of stock-based compensation related to the potential issuance of the Earn-Out Shares to Earn-Out Service Providers, as described in Note 3.

Stock Options: The terms of the stock option grants, including the exercise price per share and vesting periods, are determined by the Board or by the compensation committee of the Board, as applicable.

Stock options are typically granted at exercise prices equal to the fair value of our common stock at the date of grant. Our stock options typically vest at a rate of 25% after one year from the vesting commencement date and then every six months over an additional three-year period. While the vesting schedule noted is typical, stock options have been issued under other vesting schedules. These alternative schedules include, but are not limited to (i) vesting at a rate of 25% every six months for two years, (ii) vesting at a rate of 16.67% every six months for three years, and (iii) vesting at a rate of 12.5% every six months for four years. The stock options expire ten years from the grant date or within 90 days of employee termination.

The following is a summary of stock option activity for the year ended December 31, 2023:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2022	12,190,970	$3.98	7.36
Granted	5,199,280	$0.86
Cancelled	(2,769,719)	$3.58
Exercised	(28,778)	$0.03
Balance at December 31, 2023	14,591,753	$2.94	7.31	$285
Exercisable December 31, 2023	7,593,913	$3.71	5.53	$99
Options vested and expected to vest, December 31, 2023	14,591,753	$2.94	7.31	$285

During the year ended December 31, 2023 the Company extended the exercise period for vested options from three months to two years for 69 terminated employees. Incremental compensation expenses related to this modification recorded during the year ended December 31, 2023 was $208.

The fair value of all option activity was estimated at the date of grant using a Black-Scholes model with the following weighted-average assumptions for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Fair value of Common Stock	$0.86	$5.03
Expected volatility	104.32%	99.19%
Expected term (in years)	5.92	5.93
Risk-free interest rate	4.10%	3.34%
Expected dividend yield	0.00%	0.00%

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

AKILI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

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

The weighted average grant-date fair value of stock options granted to employees during the years ended December 31, 2023 and 2022 was $0.70 and $3.94 per share, respectively.

During the years ended December 31, 2023 and 2022, the aggregate intrinsic value of stock option awards exercised was $40 and $504, respectively. Aggregate intrinsic value represents the difference between the exercise price and the fair value of the underlying Common Stock on the date of exercise.

As of December 31, 2023 there was $10,219 of unrecognized compensation cost related to unvested stock option grants to employees, which is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Units: The Company began issuing RSUs to its employees in 2022. RSUs are equity awards granted to employees that entitle the holder to shares of the Company’s common stock when the awards vest. RSUs granted to newly hired employees typically vest 25% on the first vesting date, which occurs approximately one year after the date of grant, and ratably each six months of the ensuing three year period. RSUs have been issued under other vesting schedules. These alternative schedules include, but are not limited to, (i) vesting at a rate of 16.67% every six months over three years, (ii) vesting at a rate of 12.5% every six months over four years, and (iii) vesting at a rate of 25% every six months over two years. RSUs are measured based on the fair value of the Company’s common stock on the date of grant.

The following table summarizes RSU activity for the year ended December 31, 2023:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Balance at December 31, 2022	801,401	$2.30
Granted	3,121,125	$0.82
Vested	(321,739)	$2.08
Forfeited	(601,950)	$1.74
Balance at December 31, 2023	2,998,837	$0.89

As of December 31, 2023 there was $2,435 of unrecognized compensation cost related to unvested RSUs under the 2022 Plan, which is expected to be recognized over a weighted-average period of 2.5 years.

Performance Stock Units:

PSUs are equity awards granted to employees that, upon vesting, entitle the holder to shares of the Company’s common stock. Under the 2022 Plan, the Company granted PSUs that will vest, if at all, on a graded basis during the five-year period commencing on November 2, 2022, subject to the achievement of specified performance goals related to the volume-weighted average closing price of the Company’s common stock over a 30-trading day period. As such, these awards are considered to contain a market condition. All PSUs are subject to continued employment on the date of vesting.

The following table summarizes PSU activity for the year ended December 31, 2023:

	Number of PSUs	Weighted- Average Grant Date Fair Value
Balance at December 31, 2022	4,554,408	$1.50
Granted	—	n/a
Vested	—	n/a
Forfeited	(2,526,274)	$1.50
Balance at December 31, 2023	2,028,134	$1.50

AKILI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

Compensation cost associated with PSUs is recognized on a straight-line basis over the derived service period of each of the three vesting tranches, which vest upon the achievement of three different volume-weighted average closing prices of the Company’s common stock. The Company determines the grant-date fair values of PSUs utilizing a MCSM. The Company’s use of a MCSM requires the use of the following inputs:

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

As of December 31, 2023, there was $1,737 of unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted average period of approximately 1.6 years.

13. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$61,539	$-	$-	$61,539
Liabilities
Long-term liabilities:
Earn-out liabilities	$-	$-	$1,632	$1,632

	Fair Value Measurements as of December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$32,829	$-	$-	$32,829
Short-term investments:
United States treasuries	82,034	-	-	82,034
Total assets	$114,863	$-	$-	$114,863
Liabilities
Long-term liabilities:
Earn-out liabilities	-	-	5,513	5,513
Total liabilities	$-	$-	$5,513	$5,513

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the years ended December 31, 2023 and 2022.

As of December 31, 2023 and 2022, the Company’s cash equivalents consisted of money market funds with original maturities of less than 90 days from the date of purchase. As of December 31, 2023, the Company did not hold short-term investments. As of December 31, 2022, the Company’s short-term investments consisted of United States treasuries with original maturities of more than three months but less than one year.

Earn-out liabilities — Upon the Closing, the Earn-Out Shares were accounted for as a liability because the triggering events that determine the number of shares to be earned (the “Triggering Events”) included events that were indexed to the Common Stock of the

AKILI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

Company, with the change in fair value recognized in “Change in estimated fair value of earn-out liabilities” in the consolidated statement of operations.

The estimated fair value of the Earn-out Shares was determined using a MCSM using the following assumptions at December 31, 2023:

Price target: price target as defined in the Merger Agreement for each Triggering Event:

•
Triggering Event I is $15.00 per share
•
Triggering Event II is $20.00 per share
•
Triggering Event III is $30.00 per share

Current stock price: the closing stock price as quoted on Nasdaq as of December 31, 2023 was $0.49.

Expected term: the expected term is 3.6 years as of December 31, 2023, which is the remaining term of the earn-out period.

Expected volatility: the volatility rate as of December 31, 2023 was 119.5%. The volatility rate was determined using an average of historical volatilities over the expected term of selected industry peers deemed comparable to the Company.

Expected dividend yield: the expected dividend yield is zero as it is not expected that the Company will declare dividends on Common Stock during the expected term.

See Note 3 for a table that reconciles the change in fair value of the earn-out liabilities valued using Level 3 inputs.

14. Income Taxes

The provision for income taxes consists of the following components:

	Years Ended December 31,
	2023	2022
Current
Federal	$—	$—
State	53	19
Total current expense (benefit)	53	19
Deferred
Federal	-	-
State	-	-
Total deferred expense (benefit)	$—	$—
Total tax recognized	$53	$19

A reconciliation setting forth the differences between effective tax rate of the Company as well as the U.S. federal statutory tax rate is as follows:

	Years Ended December 31,
	2023	2022
Benefit at federal statutory rate	21.00%	21.00%
State taxes	4.73%	54.48%
Credits	1.38%	13.63%
Transaction costs	0.00%	(6.22%)
Gain on earn-out shares	1.19%	218.69%
Share-based payment measurement	(0.78%)	(10.45%)
Other	(0.10%)	2.56%
Change in valuation allowance	(27.51%)	(293.93%)
Effective tax rate	(0.09%)	(0.24%)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

AKILI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022
Deferred tax assets:
Operating tax losses	$67,464	$55,350
Research credits	8,586	7,416
Temporary differences	1,240	1,337
Research and development costs	6,799	4,823
Start-up costs	2,075	2,197
Lease liability	617	847
Share based payments	4,484	3,298
Gross deferred tax assets	91,265	75,268
Valuation Allowance	(90,364)	(74,010)
Deferred tax assets, Less: valuation allowance	901	1,258
Deferred tax liabilities:
Right-of-use asset	(391)	(664)
Other temporary differences	(510)	(594)
Deferred tax liabilities	(901)	(1,258)
Total	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. At December 31, 2023, the Company has federal net operating loss carryforwards totaling $275,482 of which $31,208 begin to expire in 2031 and $244,274 can be carried forward indefinitely. At December 31, 2023, the Company had state net operating loss carryforwards totaling $162,969, which begin to expire in 2031, as well as other temporary differences that will be available to offset regular taxable income during the carryforward period.

Additionally, at December 31, 2023, the Company has federal R&D credit carryforwards totaling $6,330 which begin to expire in 2039, state R&D credit carryforwards totaling $2,856 which begin to expire in 2033.

The net change in the valuation allowance for deferred tax assets was an increase of $16,354 and $27,723 for the years ended December 31, 2023 and 2022, respectively. This increase for the years ended December 31, 2023 and 2022 was primarily due to the generation of net operating loss carryforwards, capitalized R&D expenditures as required by changes to the tax laws from the TCJA as described below, and capitalized start-up costs.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. Under the TCJA provisions, effective with tax years beginning on or after January 1, 2022, taxpayers can no longer immediately expense qualified research and development (“R&D”) expenditures and are required to capitalize and amortize the costs under section 174. Accordingly, the Company capitalized $13,906 and $20,859 of R&D expenses as of December 31, 2023 and 2022, respectively. These costs will be amortized for tax purposes over 5 years for R&D performed in the U.S. and over 15 years for R&D performed outside the U.S.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of domestic deferred tax assets. Accordingly, a full valuation allowance has been established at December 31, 2023 as the Company is in development stage and does not have assurance of future income as the Company expects to generate continued losses while in development.

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

AKILI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

The Company accounts for uncertain tax positions pursuant to ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. If the tax position meets this threshold, the benefit to be recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. As of December 31, 2023 and 2022, the Company has not recorded any unrecognized tax benefits. The Company has not, as yet, conducted a study of research and development tax credit carryforwards. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development tax credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheets or consolidated statement of operations and comprehensive loss if an adjustment was required. The Company does not expect any material changes in the unrecognized tax benefits within the next twelve months.

15. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Year Ended December 31,
	2023	2022
Numerator:
Net loss	$(59,493)	$(7,964)
Dividends on Series D convertible preferred stock	-	(7,383)
Redemption value of Series D convertible preferred stock	-	(3,692)
Net loss attributable to common stockholders - basic and diluted	$(59,493)	$(19,039)
Denominator:
Weighted average common stock outstanding	78,197,107	29,878,041
Net loss per share attributable to common stockholders - basic and diluted	$(0.76)	$(0.64)

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

	Year Ended December 31,
	2023	2022
Warrants to purchase Common Stock	133,578	242,924
Stock options to purchase Common Stock	14,591,753	12,190,970
Earn-out shares	7,536,461	7,536,461
Unvested RSUs	2,998,837	801,401
Unvested PSUs	2,028,134	4,554,408
Total	27,288,763	25,326,164

16. Employee Benefit Plan

The Company has a 401(k) retirement plan in which substantially all U.S. employees are eligible to participate. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. The total contribution matching expense for the Company was $689 and $784 for the years ended December 31, 2023 and 2022, respectively.

17. Restructuring Charges

On January 12, 2023, the Company announced a restructuring of its operations and a reduction in workforce. As a result of the restructuring, the Company incurred a restructuring charge of $2,329 associated primarily with severance and other termination-related benefits related to 48 full-time employees, representing approximately 31% of the employee base at the time of the

AKILI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

restructuring. All costs associated with the restructuring were recorded within operating expenses in the same functional category as the employees' operating expenses in the quarter ended March 31, 2023. The restructuring reduced costs related to certain of the Company’s pipeline programs in order to prioritize certain of its commercial efforts and its ADHD label expansion programs.

On September 13, 2023, the Company announced a further restructuring of its operations and a reduction in workforce. As a result of the restructuring, the Company incurred a restructuring charge of $2,401 associated primarily with severance and other termination-related benefits related to 47 full-time employees, representing approximately 40% of the employee base at the time of the restructuring. All costs associated with the restructuring were recorded within operating expenses in the same functional category as the employees' operating expenses in the quarter ended September 30, 2023. The restructuring reduced costs related primarily to the Company’s field sales force and market access teams in order to implement its announced plan to transition from a prescription to a non-prescription business model.

As of December 31, 2023, there are unpaid restructuring expenses of $94 in accrued expenses and other current liabilities.