Form 10-Q
period 2024-03-31
Akili, Inc.
filed 2024-05-14
CIK 1850266

tROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-40558

Akili, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	92-3654772
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
71 Commercial Street, Mailbox 312 Boston, Massachusetts	02109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 313-8853

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	AKLI	Nasdaq Capital Market

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

As of May 7, 2024, the registrant had 78,715,885 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to manage our business as a result of the recent workforce reduction and shift in our strategy announced in April 2024 to focus on supporting our partnership with Shionogi & Co. Ltd. (“Shionogi”), in parallel with our and our board of directors’ (“Board”) evaluation of potential strategic alternatives;
•
our and our Board’s ability to complete the evaluation of potential strategic alternatives and to identify, pursue, and complete a transaction on terms that are in the best interests of and favorable to us and our stockholders, if at all;
•
our ability to access sources of capital, including debt financing and other sources of capital to finance operations and growth;
•
our ability to successfully manage and execute on our transition from a prescription to a non-prescription model;
•
our ability to successfully manage and execute on our ongoing efforts to obtain regulatory authorization of EndeavorOTC in adults with ADHD;
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
•
our ability to successfully manage and continue to support and make available EndeavorRx, EndeavorOTC and any other future products;
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

RISK FACTORS SUMMARY

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors”, which illuminate challenges that we face in connection with the successful implementation of our strategy and the growth of our business. The following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of shares of our securities and result in a loss of all or a portion of your investment:

•
We are exploring strategic alternatives that could significantly impact our future operations and financial position. Any strategic alternative process may disrupt our current plans and operations, and we may be unable to recognize any benefits of the strategic alternatives process or a potential strategic transaction. We will incur significant costs related to the strategic alternatives process or a potential strategic transaction.
•
We have a history of significant losses and may not be able to achieve or maintain profitability.
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
•
If we fail to comply with obligations in the agreements under which we collaborate with or license intellectual property rights from third parties, or otherwise experience disruptions to our business relationships with collaborators or licensors, we could lose rights or the potential benefits of prospective cash payments that are important to our business, such as under the Option and Collaboration Agreement dated December 19, 2018, by and between us and Shionogi, as amended (the “Amended Shionogi Agreement”).
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AKILI, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$63,161	$75,150
Restricted cash	180	305
Accounts receivable	144	300
Prepaid expenses and other current assets	1,513	2,275
Total current assets	64,998	78,030
Property and equipment, net	835	680
Operating lease right-of-use asset	1,442	1,577
Prepaid expenses and other long-term assets	90	96
Total assets	$67,365	$80,383
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	1,101	1,285
Accrued expenses and other current liabilities	1,794	3,326
Deferred revenue	38	100
Operating lease liability	779	756
Note payable, short term	7,500	7,500
Total current liabilities	11,212	12,967
Note payable, long term	1,671	3,445
Operating lease liability, net of current portion	1,528	1,730
Corporate bond, net of bond discount	2,115	2,054
Earn-out liabilities	608	1,632
Other long-term liabilities	23	23
Total liabilities	17,157	21,851
Commitments and contingencies
Stockholders' equity
Common stock, $0.0001 par value: 1,000,000,000 shares authorized; 78,684,864 and 78,356,527 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	8	8
Additional paid-in capital	359,744	358,305
Accumulated deficit	(309,544)	(299,781)
Total stockholders' equity	50,208	58,532
Total liabilities and stockholders’ equity	$67,365	$80,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKILI, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues	$383	$113
Cost of revenues	173	137
Gross profit (loss)	210	(24)
Operating expenses:
Research and development	4,183	6,084
Selling, general and administrative	6,892	13,011
Total operating expenses	11,075	19,095
Operating loss	(10,865)	(19,119)
Other income (expense):
Other income	667	1,043
Interest expense	(453)	(622)
Change in estimated fair value of earn-out liabilities	888	(2,013)
Total other income (expense)	1,102	(1,592)
Loss before income taxes	(9,763)	(20,711)
Income tax expense	-	-
Net loss	$(9,763)	$(20,711)
Unrealized gain on short-term investments	$—	$23
Comprehensive loss	$(9,763)	$(20,688)
Net loss	$(9,763)	$(20,711)
Weighted average common stock outstanding - basic and diluted	78,526,669	78,079,013
Net loss per share - basic and diluted	$(0.12)	$(0.27)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKILI, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in	Accumulated	Total
	Shares	Value	Capital	Deficit	Equity
Balance at December 31, 2023	78,356,527	$8	$358,305	$(299,781)	$58,532
Stock-based compensation expense	-	-	1,438	-	1,438
Exercise of stock options	204,053	-	1	-	1
Vesting of RSUs	124,284	-	-	-	-
Net loss	-	-	-	(9,763)	(9,763)	-
Balance at March 31, 2024	78,684,864	$8	$359,744	$(309,544)	$50,208

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2022	78,022,924	$8	$350,980	$(240,288)	$(21)	$110,679
Stock-based compensation expense	-	-	2,449	-	-	2,449
Exercise of stock options	16,713	-	-	-	-	-
Vesting of RSUs	78,161	-	-	-	-	-
Other comprehensive income	-	-	-	-	23	23
Net loss	-	-	-	(20,711)	-	(20,711)
Balance at March 31, 2023	78,117,798	$8	$353,429	$(260,999)	$2	$92,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKILI, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(9,763)	$(20,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75	77
Reduction in the carrying amount of right-of-use assets	135	169
Stock-based compensation expense	1,302	2,759
Amortization of premium on short-term investments	-	(432)
Non cash interest expense	162	194
Change in fair value of earn-out liabilities	(888)	2,013
Changes in operating assets and liabilities:
Accounts receivable	156	(8)
Prepaid expenses and other current assets	776	1,079
Prepaid expenses and other long-term assets	6	(1)
Accounts payable	(184)	(1,268)
Accrued expenses and other current liabilities	(1,532)	(2,788)
Operating lease liabilities	(179)	(195)
Deferred revenue	(62)	14
Net cash used in operating activities	(9,996)	(19,098)
Cash flows from investing activities:
Acquisition of property and equipment	(3)	(3)
Capitalized software development costs	(227)	-
Purchases of short-term investments	-	(22,082)
Proceeds from maturities of short-term investments	-	75,000
Net cash provided by (used in) investing activities	(230)	52,915
Cash flows from financing activities:
Proceeds from exercise of stock options	1	-
Taxes paid related to net share settlement of share-based awards	(14)	(45)
Repayment of principal on note payable	(1,875)	-
Net cash used in financing activities	(1,888)	(45)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(12,114)	33,772
Cash, cash equivalents, and restricted cash at beginning of period	75,455	54,402
Cash, cash equivalents, and restricted cash at end of period	$63,341	$88,174
Supplementary Information:
Cash paid for interest	$310	$422

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

1. Nature of the Business and Basis of Presentation

Organization

Akili, Inc. (collectively referred to with its wholly-owned, controlled subsidiaries, as “Akili” or the “Company”) operates as one business segment and is a leading digital medicine company, pioneering the development of cognitive treatments through game-changing technologies. Akili’s approach of leveraging technologies designed to directly target the physiology of the brain has established a new category of medicine—medicine that is validated through clinical trials like a drug or medical device, but experienced like entertainment. In June 2020, EndeavorRx, the first product built on Akili’s platform, was granted marketing authorization and classified as a Class II medical device by the U.S. Food and Drug Administration (“FDA”) through FDA’s de novo process. EndeavorRx is indicated for use to improve attention function for children ages 8-17 with primarily inattentive or combined-type ADHD, who have a demonstrated attention issue, following the Company’s receipt of FDA authorization in December 2023 for the expanded EndeavorRx label to include older children ages 13-17. In June 2023, the Company released EndeavorOTC, which is built on the same platform as EndeavorRx, nationwide without a prescription to improve attention function, ADHD symptoms and quality of life in adults 18 years of age and older with primarily inattentive or combined-type ADHD, under the FDA guidance entitled “Enforcement Policy for Digital Health Devices for Treating Psychiatric Disorders During the Coronavirus Disease 2019 Public Health Emergency” (the “COVID-19 Guidance”). The COVID-19 Guidance allows for the marketing of certain digital therapeutics without premarket clearance, de novo classification, or approval so long as certain criteria are met for the duration of the COVID-19 Guidance, which was expected to remain in effect until November 7, 2023 consistent with FDA guidance entitled “Transition Plan for Medical Devices That Fall Within Enforcement Policies Issued During the Coronavirus Disease 2019 (COVID-19) Public Health Emergency” (the “COVID-19 Transition Guidance”). The COVID-19 Transition Guidance allows for the continued distribution of devices falling under the COVID-19 Guidance without marketing authorization so long as the manufacturer has submitted a marketing submission to FDA, the submission has been accepted by FDA prior to November 7, 2023 and FDA has not taken a final action on the marketing submission. While EndeavorOTC has not been authorized by FDA for any indications, the Company submitted a marketing submission to FDA for EndeavorOTC on October 30, 2023. Through guidance from FDA regarding the COVID-19 Transition Guidance, it was clarified that marketing submissions received by FDA on or before November 7, 2023, that pass their technical review after the deadline without being placed on submission hold will still be eligible for continued enforcement discretion. Pursuant to FDA’s guidance on this topic, and given that the Company has since passed FDA’s technical review and has not been placed on submission hold, the Company is continuing to distribute and make EndeavorOTC available under the COVID-19 Guidance. In April 2024, the Company announced an amended agreement with Shionogi & Co. Ltd. (“Shionogi”), as well as the Company and the Company’s board of directors’ (the “Board”) ongoing process to evaluate potential strategic alternatives. As a result of the Company’s announcements and the related workforce reduction of approximately 46% of the Company’s employees, the Company’s efforts are primarily focused on supporting Shionogi’s regulatory and commercialization activities, continuing to support current users of its EndeavorRx and EndeavorOTC products and make its products available for purchase, and continuing to pursue regulatory authorization from FDA for EndeavorOTC in adults with ADHD. The Company is headquartered in Boston, Massachusetts.

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

Going Concern

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. The Company requires a significant amount of capital to fund its current operating requirements based on its shift in corporate strategy announced in late April 2024. The Company’s efforts are primarily focused on supporting Shionogi’s regulatory and commercialization activities, continuing to support current users of its EndeavorRx and EndeavorOTC products and make its products available for purchase, and continuing to pursue regulatory authorization from FDA for EndeavorOTC in adults with ADHD.

There can be no assurance that the Company’s product development and substantially reduced commercialization efforts will be successful; that adequate protection for the Company’s intellectual property will be obtained; that any products developed will obtain necessary government regulatory authorization; or that any products will be commercially viable. Even if the Company’s product development and limited commercialization efforts are successful, it is uncertain when, if ever, the Company will generate significant

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants.

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative operating cash flows for the three months ended March 31, 2024 and had an accumulated deficit of $309,544 at March 31, 2024. The Company believes that its cash and cash equivalents at March 31, 2024 of $63,161, will be sufficient to fund the Company’s planned operations and existing obligations for at least one year after the date of this Quarterly Report.

The future viability of the Company is dependent on its ability to generate cash from operating activities and manage liquidity by maintaining reduced operating expenses. The Company may also seek to raise additional capital to finance its operations. The Company’s failure to generate cash from operating activities or to raise capital when needed, or on terms favorable to the Company, could have a negative impact on its financial condition and ability to execute on its shift in corporate strategy announced in late April 2024.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, after elimination of all intercompany accounts and transactions. As permitted for interim reporting, certain footnotes or other financial information that are normally required by U.S. GAAP may be condensed or omitted, unless otherwise required by U.S. GAAP or Securities and Exchange Commission (“SEC”) rules and regulations. These condensed consolidated financial statements were prepared on the same basis as and should be read in conjunction with the Company’s annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”). In the opinion of management, all adjustments of a normal recurring nature, considered necessary for fair presentation, have been included in these condensed consolidated financial statements. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or future year. The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited annual consolidated financial statements but does not include all information required by U.S. GAAP for annual consolidated financial statements.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2023, included in the Annual Report. There have been no material changes to the significant accounting policies during the three months ended March 31, 2024.

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

Revenue: The Company generates revenue from contracts with caregivers and patients who purchase subscriptions to access EndeavorRx (“Clients”), the Company’s FDA-authorized video game treatment. Clients are billed in advance for the entire subscription term (new subscriptions are currently for 30 days). Along with the subscription to the video game product, Clients also receive reporting metrics and technical support services. The reporting metrics rely on gameplay data being sent back from EndeavorRx, which the Company analyzes in order to provide information on daily efforts and level completion to Clients throughout the subscription term via the EndeavorRx Insight app. The subscription to the video game product, reporting metrics and technical support services are combined as a single stand-ready performance obligation because these elements are not considered distinct in the context of the contract with the customer. Accordingly, the consideration is recognized ratably on an over time basis over the subscription period which begins once the access code is inputted into the game by the Client and game play has started.

The Company generates revenue from customers who purchase EndeavorOTC subscriptions of variable term lengths (currently available as three months, six months or one year) to access the video game treatment. Customers are billed in advance for the entire applicable subscription term. Along with the subscription to the video game treatment, the customers also receive technical support services and access to software updates. The technical support services and access to software updates were determined to be immaterial in the context of the contract primarily due to the fact that the underlying selective stimulus management engine (“SSME”) technology is not being updated throughout the subscription term, and therefore the primary functionality of the product is not changed during the term of the arrangement. As EndeavorOTC has significant stand-alone functionality that can be used immediately upon delivery, the performance obligation is considered complete upon delivery and all of the consideration is recognized at that point in time.

The following table presents the Company’s revenue by product type:

	Three Months Ended March 31,
	2024	2023
EndeavorOTC revenue	$254	$—
EndeavorRx revenue	129	113
Total	$383	$113

There was no collaboration revenue in either period.

As of March 31, 2024, the Company has a contract liability related to EndeavorRx product revenue, which consists of amounts that have been paid but have not been recognized as revenue. All amounts are expected to be recognized as revenue within 12 months of the balance sheet date and are classified as current deferred revenue. The Company recognized $80 of product revenue in the three months ended March 31, 2024 that was previously included in the December 31, 2023 deferred revenue balance.

Contract Liabilities	Product
Balance at December 31, 2023	$100
Revenue recognized	129
Revenue deferred	(191)
Balance at March 31, 2024	$38

Cost of revenue: Cost of revenue includes personnel and related costs, third party contractor expenses, customer support costs, royalties, amortization of capitalized software related to our two commercialized products and subscription portal, and software subscriptions related to our products and hosting fees. Sales of EndeavorOTC incur Apple App Store and Google Play fees, both of which are included in cost of revenue. As the Company controls the product until it is transferred to the customer, it is considered the principal in the arrangement and all revenue and cost of revenue is shown gross in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2024	December 31, 2023

Accrued bonus	$454	$2,355
Accrued royalties	139	150
Accrued wages and benefits	136	200
Accrued clinical study expenses	19	12
Accrued consulting service expenses	45	129
Other accrued expenses	1,001	480
Total	$1,794	$3,326

4. Corporate Bond

In March 2019, in connection with Shionogi exercising its option to enter into a collaboration agreement with the Company, the Company issued a $5,000 corporate bond to Shionogi for cash (the “Corporate Bond”). The Corporate Bond is unsecured and is subordinated to the obligations of the Company under indebtedness for borrowed money owed by the Company to any bank or other financial institution.

The Company recognized amortization expense of $61 and $54 related to the discount on the Corporate Bond as a component of interest expense in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, respectively.

The carrying amount of the corporate bond is as follows:

	March 31, 2024	December 31, 2023
Corporate Bond	$5,000	$5,000
Unamortized discount on Corporate Bond	(2,885)	(2,946)
Corporate Bond, net of discount	$2,115	$2,054

See Note 9 for a description of the Shionogi Amendment entered into by the Company and Shionogi effective as of April 26, 2024, pursuant to which the Corporate Bond was canceled and forgiven by Shionogi.

5. Note Payable

Amended and Restated Loan and Security Agreement

At March 31, 2024, the Company had outstanding principal of $8,750 and there is no remaining available undrawn debt. The Company recognized non-cash interest expense related to debt issuance costs of $101 and $139 for the three months ended March 31, 2024 and 2023, respectively. The Company recognized selling, general and administrative expense related to loan commitment fees of $0 and $42 for the three months ended March 31, 2024 and 2023, respectively. The interest rate in effect was 12.3% and 11.8% as of March 31, 2024 and 2023, respectively. At March 31, 2024, the carrying amount of the note payable (excluding the current portion of $7,500) is as follows:

Outstanding principal	$8,750
Note payable, short term	(7,500)
Final payment	750
Unamortized debt issuance costs	(329)
Note payable, long term (net of debt issuance costs)	$1,671

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

Future minimum principal payments due under the Amended and Restated Loan and Security Agreement, excluding the final payment of $750 due at maturity, prepayment or termination, are as follows:

Years Ending December 31,
Remainder of 2024	5,625
2025	3,125
Total	$8,750

See Note 9 for a description of the Company’s May 8, 2024 repayment in full of the outstanding principal, outstanding interest, and final payment under, and full termination of, the Amended and Restated Loan and Security Agreement, including agreement to terminate the associated liens on Company assets.

6. Stock-Based Compensation

2022 Stock Option and Incentive Plan: Share-based compensation expense related to stock options, RSUs, PSUs, and the expense related to Earn-Out Service Providers, is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2024	2023
Research and development	$670	$879
Selling, general and administrative	632	1,880
Total	$1,302	$2,759

Included in the three months ended March 31, 2024 and 2023 balances in the table above is $(136) and $310, respectively, of stock-based compensation related to the potential issuance of the Earn-Out Shares to Earn-Out Service Providers.

Stock Options: The following is a summary of stock option activity for the three months ended March 31, 2024:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2023	14,591,753	$2.94	7.31
Granted	66,000	$0.25
Cancelled	(513,456)	$2.09
Exercised	(207,238)	$0.01
Balance at March 31, 2024	13,937,059	$3.00	7.11	$3
Exercisable March 31, 2024	7,738,868	$3.81	5.57	$—
Options vested and expected to vest, March 31, 2024	13,937,059	$3.00	7.11	$3

The fair value of all option activity was estimated at the date of grant using a Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Fair value of Common Stock	$0.25	$1.56
Expected volatility	102.89%	99.24%
Expected term (in years)	5.83	6.13
Risk-free interest rate	4.23%	3.87%
Expected dividend yield	0.00%	0.00%

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

The weighted average grant-date fair value of stock options granted to employees during the three months ended March 31, 2024 and 2023 was $0.21 and $1.26 per share, respectively.

During the three months ended March 31, 2024 and 2023, the aggregate intrinsic value of stock option awards exercised was $54 and $26, respectively. Aggregate intrinsic value represents the difference between the exercise price and the fair value of the underlying Common Stock on the date of exercise.

As of March 31, 2024 there was $8,666 of unrecognized compensation cost related to unvested stock option grants to employees under the 2022 Plan, which is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Units: The following table summarizes RSU activity for the three months ended March 31, 2024:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Balance at December 31, 2023	2,998,837	$0.89
Granted	16,000	$0.32
Vested	(129,530)	$1.77
Forfeited	(113,917)	$0.87
Balance at March 31, 2024	2,771,390	$0.85

As of March 31, 2024 there was $2,096 of unrecognized compensation cost related to unvested RSUs under the 2022 Plan, which is expected to be recognized over a weighted-average period of 2.2 years.

Performance Stock Units: The following table summarizes PSU activity for the three months ended March 31, 2024:

	Number of PSUs	Weighted- Average Grant Date Fair Value
Balance at December 31, 2023	2,028,134	$1.50
Granted	—	n/a
Vested	—	n/a
Forfeited	(284,650)	$1.50
Balance at March 31, 2024	1,743,484	$1.50

As of March 31, 2024, there was $1,254 of unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted average period of approximately 1.4 years.

7. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2024
Description	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$50,252	$-	$-	$50,252
Liabilities
Long-term liabilities:
Earn-out liabilities	$-	$-	$608	$608

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

	Fair Value Measurements as of December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$61,539	$-	$-	$61,539
Liabilities
Long-term liabilities:
Earn-out liabilities	$-	$-	$1,632	$1,632

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the three months ended March 31, 2024.

As of March 31, 2024 and December 31, 2023, the Company’s cash equivalents consisted of money market funds with original maturities of less than 90 days from the date of purchase.

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

	Earn-Out Shareholders	Earn-Out Service Providers	Total
Fair value as of December 31, 2023	$1,415	$217	$1,632
Change in fair value	(888)	(136)	(1,024)
Fair value as of March 31, 2024	$527	$81	$608

The following assumptions were used at March 31, 2024:

Price target: price target as defined in the Merger Agreement for each Triggering Event:

•
Triggering Event I is $15.00 per share
•
Triggering Event II is $20.00 per share
•
Triggering Event III is $30.00 per share

Current stock price: the closing stock price as quoted on Nasdaq as of March 31, 2024 was $0.29.

Expected term: the expected term is 3.4 years as of March 31, 2024, which is the remaining term of the earn-out period.

Expected volatility: the volatility rate as of March 31, 2024 was 122.5%. The volatility rate was determined using an average of historical volatilities over the expected term of selected industry peers deemed comparable to the Company.

Expected dividend yield: the expected dividend yield is zero as it is not expected that the Company will declare dividends on Common Stock during the expected term.

8. Net Loss Per Share

The computation of basic net loss per share is based on the weighted-average number of our common shares outstanding. The computation of diluted net loss per share is based on the weighted-average number of our common shares outstanding and potential dilutive common shares during the period as determined by the treasury stock method. The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(9,763)	$(20,711)
Denominator:
Weighted average common stock outstanding - basic and diluted	78,526,669	78,079,013
Net loss per share attributable to common stockholders - basic and diluted	$(0.12)	$(0.27)

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended March 31,
	2024	2023
Warrants to purchase Common Stock	133,578	133,578
Stock options to purchase Common Stock	13,937,059	12,773,849
Earn-out shares	7,536,461	7,536,461
Unvested RSUs	2,771,390	1,645,948
Unvested PSUs	1,743,484	4,554,408
Total	26,121,972	26,644,244

9. Subsequent Events

Shionogi

Akili Interactive Labs, Inc., a wholly owned subsidiary of the Company (“Akili Interactive Labs”), and Shionogi previously entered into a December 2018 Option and Collaboration Agreement (as previously amended, the “Shionogi Agreement”) pursuant to which Akili Interactive Labs and Shionogi agreed to collaborate in the clinical development and commercialization of certain Company digital therapeutic products in Japan and Taiwan. On April 26, 2024, Akili Interactive Labs and Shionogi entered into a further amendment (the “Shionogi Amendment”, and such date the “Amendment Effective Date”) to the Shionogi Agreement, modifying certain payment terms and obligations.

The Shionogi Amendment modified the financial terms of the Shionogi Agreement to provide for the following:

•
Shionogi will pay Akili Interactive Labs $10.5 million within 30 business days of the Amendment Effective Date, in consideration for the elimination of (i) all future royalty payments that had been provided for under the Shionogi Agreement and (ii) certain future regulatory and sales milestone payments that had been provided for under the Shionogi Agreement.
•
In consideration for Akili Interactive Labs entering into the Shionogi Amendment, and effective as of the Amendment Effective Date, Shionogi and Akili Interactive Labs canceled the $5.0 million Corporate Bond previously issued by Akili Interactive Labs to Shionogi and terminated the corresponding bond subscription agreement, resulting in the elimination of all Akili Interactive Labs repayment obligations under such Corporate Bond.
•
Akili Interactive Labs is entitled to receive up to a total of $3.5 million from Shionogi by the end of 2025 in consideration of certain development and support services to be performed by Akili Interactive Labs, as well as an additional $1.0 million from Shionogi payable in the event that Akili Interactive Labs delivers to Shionogi an updated version of SDT-001 within 11 months of the Amendment Effective Date. Of the above $3.5 million, at least $1.5 million shall be paid to Akili Interactive Labs within 30 business days of the Amendment Effective Date.
•
Akili Interactive Labs is entitled to receive up to a total of $3.0 million from Shionogi in potential regulatory milestone payments.

AKILI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

Restructuring

On April 30, 2024, the Company announced a restructuring of its operations and a reduction in its workforce as part of the Company and the Board’s ongoing process of evaluating potential strategic alternatives. As a result of the restructuring, the Company expects to incur a restructuring charge associated primarily with severance and other benefits related to 31 employees, representing approximately 46% of the employee base at the time of the restructuring across different areas and functions. The Company estimates the severance and restructuring-related costs associated with the restructuring will be approximately $2.3 - $2.8 million and such costs are expected to be recorded in the quarter ended June 30, 2024. The Company expects that payment of most of these costs will be paid in 2024.

SVB Debt Repayment

On May 8, 2024, the Company, Silicon Valley Bank (“SVB”) and SVB Innovation Credit Fund VIII, L.P. entered into a payoff letter (the “Payoff Letter”) for a voluntary prepayment with respect to the Amended and Restated Loan and Security Agreement, dated May 25, 2021 (the “SVB Loan Agreement”). Pursuant to the Payoff Letter, the Company paid a total of approximately $8.3 million to SVB, representing the outstanding principal, accrued and unpaid interest, final payment and fees due to SVB under the SVB Loan Agreement, all facilities thereunder and related loan documents, in repayment of the Company’s outstanding obligations under the SVB Loan Agreement, all facilities thereunder and related loan documents, and thereby terminated the SVB Loan Agreement, all facilities thereunder and related loan documents.

Pursuant to the Payoff Letter, SVB’s commitments to extend further credit to the Company terminated; SVB agreed to release and terminate all liens or security interests granted to secure the obligations under the SVB Loan Agreement and the Company was unconditionally released from its respective guaranties and obligations under the SVB Loan Agreement, all facilities thereunder and related loan documents without further action (other than with respect to customary provisions and agreements that are expressly specified to survive the termination).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Akili, Inc. and its consolidated subsidiaries should be read together with Akili’s unaudited condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023, together with the related notes thereto, included elsewhere in this Quarterly Report. The discussion and analysis should also be read together with the audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” in this Form 10-Q. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31. Akili Interactive Labs, Inc. became a wholly owned subsidiary of Akili, Inc. on August 19, 2022. For purposes of this section, all references to “we,” “us,” “our,” “Akili” or the “Company” refer to Akili, Inc. and its consolidated subsidiaries.

Overview

Akili is a leading digital medicine company, pioneering the development of cognitive treatments through game-changing technologies. Our approach of leveraging technologies designed to directly target the physiology of the brain has established a new category of medicine—medicine that is validated through clinical trials like a drug or medical device, but experienced like entertainment. In June 2020, EndeavorRx, the first product built on our platform, was granted marketing authorization and classified as a Class II medical device by the U.S. Food and Drug Administration (“FDA”) through FDA’s de novo process. EndeavorRx is indicated for use to improve attention function for children ages 8-17 with primarily inattentive or combined-type ADHD, who have a demonstrated attention issue. The indication was expanded from children ages 8-12 to include older children ages 13-17 following our receipt of FDA authorization in December 2023 for the expanded EndeavorRx label. In June 2023, we released EndeavorOTC, which is built on the same platform as EndeavorRx, nationwide without a prescription to improve attention function, ADHD symptoms and quality of life in adults 18 years of age and older with primarily inattentive or combined-type ADHD, under the FDA guidance entitled “Enforcement Policy for Digital Health Devices for Treating Psychiatric Disorders During the Coronavirus Disease 2019 Public Health Emergency” (the “COVID-19 Guidance”). The COVID-19 Guidance allows for the marketing of certain digital therapeutics without premarket clearance, de novo classification, or approval so long as certain criteria are met for the duration of the COVID-19 Guidance, which was expected to remain in effect until November 7, 2023 consistent with FDA guidance entitled “Transition Plan for Medical Devices That Fall Within Enforcement Policies Issued During the Coronavirus Disease 2019 (COVID-19) Public Health Emergency” (the “COVID-19 Transition Guidance”). The COVID-19 Transition Guidance allows for the continued distribution of devices falling under the COVID-19 Guidance without marketing authorization so long as the manufacturer has submitted a marketing submission to FDA, the submission has been accepted by FDA prior to November 7, 2023 and FDA has not taken a final action on the marketing submission. While EndeavorOTC has not been authorized by FDA for any indications, we submitted a marketing submission to FDA for EndeavorOTC on October 30, 2023. Through guidance from FDA regarding the COVID-19 Transition Guidance, it was clarified that marketing submissions received by FDA on or before November 7, 2023, that pass their technical review after the deadline without being placed on submission hold are eligible for continued enforcement discretion. Pursuant to FDA’s guidance on this topic, and given that we have since passed FDA’s technical review and have not been placed on submission hold, we are continuing to distribute and make EndeavorOTC available under the COVID-19 Guidance. We are headquartered in Boston, Massachusetts.

Recent Developments

On April 30, 2024, we announced an amendment (the “Shionogi Amendment”) to the Option and Collaboration Agreement dated December 19, 2018 with Shionogi, as amended (together with the Shionogi Amendment, the “Amended Shionogi Agreement”). Under the terms of this Amended Shionogi Agreement, Shionogi has canceled and forgiven our $5.0 million long-term debt obligation under the Corporate Bond and agreed to make certain payments for SDT-001 (the Japanese, localized version of our AKL-T01 digital treatment, marketed as EndeavorRx® in the United States). We will receive an upfront payment of $10.5 million in consideration for the elimination of future royalty payments and certain future milestone payments and will also be eligible to receive up to a total of $4.5 million from Shionogi in consideration of our development and support services, with at least $1.5 million of such services fees payable up front, and up to a total of $3.0 million from Shionogi in potential regulatory milestone payments. SDT-001 is currently under marketing approval review in Japan as a potential digital treatment for children and adolescents with ADHD.

In parallel, we announced that our Board has initiated a process that is currently ongoing to evaluate potential strategic alternatives to maximize shareholder value. As a part of this evaluation of strategic alternatives, we also announced a restructuring to lower operating expenses while focusing on supporting Shionogi’s regulatory and commercialization activities. Our workforce was reduced by approximately 46% including an elimination of the Company’s marketing and medical affairs teams. In conjunction with this restructuring, we have substantially reduced promotional activity for our EndeavorRx and EndeavorOTC products.

As a result, our efforts are primarily focused on supporting Shionogi's regulatory and commercialization activities, continuing to support current users of our EndeavorRx and EndeavorOTC products and make our products available for purchase, and continuing to pursue regulatory authorization from FDA for EndeavorOTC in adults with ADHD, which remains under review, in parallel with exploration of broader strategic options. Further development of our pipeline outside of ADHD will be contingent upon a number of factors, including the outcome of our and our Board’s evaluation of strategic alternatives.

On May 8, 2024, as further detailed in Part II, Item 5. of this Quarterly Report, we, Silicon Valley Bank (“SVB”) and SVB Innovation Credit Fund VIII, L.P. entered into a payoff letter (the “Payoff Letter”) for a voluntary prepayment with respect to the Amended and Restated Loan and Security Agreement, dated May 25, 2021 (the “SVB Loan Agreement”). Pursuant to the Payoff Letter, we paid a total of approximately $8.3 million to SVB, representing the outstanding principal, accrued and unpaid interest, final payment and fees due to SVB under the SVB Loan Agreement, all facilities thereunder and related loan documents, in repayment of the Company’s outstanding obligations under the SVB Loan Agreement, all facilities thereunder and related loan documents, and thereby terminated the SVB Loan Agreement, all facilities thereunder and related loan documents.

Key Commercial Metrics for EndeavorOTC

We have historically reported certain commercial metrics for EndeavorOTC. In light of our recently announced restructuring and substantially reduced promotional activity for our products, and our and our Board’s exploration of potential strategic alternatives, we no longer intend to report these metrics for EndeavorOTC as we no longer believe that they provide useful information to investors and others in understanding and evaluating our business and results of operations.

Development Pipeline and Commercial Update

Our limited development efforts and significantly reduced commercialization efforts are primarily focused on ADHD in adults and in children ages 8-17. Within ADHD, on the commercial side, in June 2023 we released EndeavorOTC in the Apple App Store in the United States and in September 2023 we released EndeavorOTC on Android devices in Google Play, in each case under the FDA’s COVID-19 Guidance.

With respect to our ongoing partnership with Shionogi, in February 2024, Shionogi announced its submission of a marketing approval application for SDT-001 to Japan’s Ministry of Health, Labour, and Welfare, for commercialization and sale in Japan. The submission for marketing approval in Japan is based on the results of the Phase 3 clinical trial conducted by Shionogi in Japan in pediatric ADHD patients. In addition, on April 30, 2024, we announced our entry into the Amended Shionogi Agreement, described above.

Our current pipeline of clinical development programs includes investigator-initiated studies.

Our efforts are primarily focused on supporting Shionogi's regulatory and commercialization activities, continuing to support current users of our EndeavorRx and EndeavorOTC products and making our products available for purchase, and continuing to pursue regulatory authorization from FDA for EndeavorOTC in adults with ADHD, in parallel with exploration of broader strategic options. Further development of our pipeline outside of ADHD will be contingent upon a number of factors, including the outcome of our and our Board’s evaluation of strategic alternatives.

Factors Affecting Our Performance and Results of Operations

We believe that our performance and future success depend on many factors that present significant opportunities for us, but also pose risks and challenges, including those discussed below and in the “Risk Factors” section of this Quarterly Report.

Product Revenue

To date, we have not generated significant product revenue from the sale of EndeavorRx prescriptions and EndeavorOTC subscriptions. Revenue from sales of our products is difficult to predict and is not expected to substantially reduce Akili’s continued operating losses resulting from our commercial efforts and research and development activities for the foreseeable future, particularly given the recently announced elimination of our marketing and medical affairs teams and substantial reduction in promotional activity for our EndeavorRx and EndeavorOTC products.

Product revenue from our existing products, as well as potential future product candidates, is and will be impacted by many factors, including product adoption and pricing.

Product Adoption

To grow our business, we will need to manage and execute on our transition from a prescription to a non-prescription model. We believe this new consumer-led subscription model will remove barriers to adoption, such as reliance on payers or the need for a prescription, and enable us to meet customer needs directly to grow the business. Given our substantial reduction in promotional activity, we may not be successful in demonstrating the benefits of our products and may not achieve the support of customers, and as a result, we anticipate that our sales may decline and/or we may fail to increase our revenue.

Pricing

In the future, we may decide to expand the pricing options available with offers spanning multiple tiers as well as various patient populations. In the future, our products may be subject to competition which may impact our pricing and in addition, our prescription products may be subject to legislative prescription-pricing practices.

As a result of our transition to a non-prescription model (beginning with our efforts to pursue regulatory authorization from FDA for our EndeavorOTC product for adults with ADHD) and in light of the corporate updates announced in April 2024, we do not anticipate actively pursuing conversations with commercial insurers and government payers regarding reimbursement coverage for our treatments. However, we plan to continue to support caregivers and patients interested in our EndeavorRx pediatric ADHD product. Patients may not be able to adopt or may choose not to adopt our prescription digital therapeutic if they are unable to obtain adequate third-party coverage or reimbursement.

Currently, EndeavorOTC is available through direct purchase via the Apple App Store, Google Play or our subscription portal.

Collaboration Revenue

We currently have the Amended Shionogi Agreement with Shionogi and pursuant to the Shionogi Amendment, we will receive an upfront payment of $10.5 million in consideration for the elimination of future royalty payments and certain future milestone payments. We will also be eligible to receive up to a total of $4.5 million from Shionogi in consideration of our development and support services, with at least $1.5 million of such service fees payable up front, and up to a total of $3.0 million from Shionogi in potential regulatory milestone payments.

If our development efforts for existing products or additional programs are successful and result in regulatory marketing authorization or collaboration or license agreements with third parties, we may generate revenue in the future from collaboration or license agreements that we may enter into with third parties. We cannot predict if, when or to what extent we may enter into future licensing or collaboration agreements. Further, we may never succeed in obtaining regulatory authorization for EndeavorOTC or additional indications for EndeavorRx or any of our product candidates that are currently under development or for any other future products.

Cost of Product Revenue

Cost of product revenue consists primarily of costs that are closely correlated or directly related to the delivery of our EndeavorRx and EndeavorOTC products, including personnel and related costs, third party contractor expenses, customer support costs, royalties, amortization of capitalized software related to our commercialized products and software subscriptions related to our products and hosting fees. Sales of EndeavorRx incurred pharmacy dispense fees and sales of EndeavorOTC incur Apple App Store and Google Play fees, which are also included in cost of product revenue. With the termination of our digital pharmacy agreement, effective in late October 2023, pharmacy dispense fees for EndeavorRx have ended as we have transitioned to an in-house direct distribution system for the processing and fulfillment of EndeavorRx. Fees charged by the app stores are between 15% and 30% of the sales price and are dependent on certain revenue thresholds. Accordingly, we expect the overall cost of product revenue to decrease given the recently announced elimination of our marketing and medical affairs teams and substantial reduction in promotional activity for our EndeavorRx and EndeavorOTC products.

Research and Development Expenses

Following the May 2023 announcement of topline results of the STARS-ADHD-Adult clinical trial, in June 2023 we released EndeavorOTC, which is built on the same SSME technology platform as our EndeavorRx product, nationwide without a prescription to improve attention function, ADHD symptoms and quality of life in adults 18 years of age and older with primarily inattentive or combined-type ADHD under the FDA’s COVID-19 Guidance. We submitted a marketing submission to FDA for EndeavorOTC on October 30, 2023 and we plan to continue to pursue regulatory authorization from FDA for our EndeavorOTC product.

Following the June 2023 release of EndeavorOTC, in September 2023 we announced a new strategic plan to transition our business from a prescription to a non-prescription model. In April 2024, we announced a reprioritization of our efforts in connection with the Amended Shionogi Agreement, exploration of strategic alternatives, and a workforce reduction of approximately 46% of our employee population including the elimination of our marketing and medical affairs team and a substantial reduction in our promotional activity for EndeavorOTC and EndeavorRx. While our focus is primarily on supporting Shionogi, we plan to continue to support existing customers using our EndeavorOTC product and our one FDA-authorized product, EndeavorRx, which is indicated for use to improve attention function for children ages 8-17 with primarily inattentive or combined-type ADHD who have a demonstrated attention issue, following our receipt of FDA authorization in December 2023 for the expanded EndeavorRx label to include older children ages 13-17.

Developing products requires a significant investment of resources over a prolonged period of time, and we plan to continue making investments in this area, particularly in connection with the Amended Shionogi Agreement. We have chosen to leverage our SSME technology, which is the therapeutic engine that targets and activates systems in the brain that play a key role in attention function, to focus on advancing our R&D activities on expanded patient populations within ADHD.

Our efforts are primarily focused on supporting Shionogi's regulatory and commercialization activities, continuing to support current users of our EndeavorRx and EndeavorOTC products and make our products available for purchase, and continuing to pursue regulatory authorization from FDA for EndeavorOTC in adults with ADHD, which remains under review, in parallel with exploration of broader strategic options. As a result, our R&D expenses decreased in the three months ended March 31, 2024, and we expect R&D expenses to decrease during the remainder of 2024.

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

In addition to our ADHD programs, our R&D activities include investigator-initiated studies. Further development of our pipeline outside of ADHD will be contingent upon a number of factors, including the outcome of our and our Board’s evaluation of strategic alternatives.

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

We expect our commercialization-related expenses to continue to decrease for the remainder of 2024 due to our April 2024 announcement regarding the elimination of our marketing and medical affairs teams and the substantial reduction in promotional activity for our products. We plan to continue to support current users of our EndeavorRx and EndeavorOTC products and make our products available for purchase, and to continue to pursue regulatory authorization from FDA for EndeavorOTC in adults with ADHD.

Other income (expense)

Other income consists of interest earned on cash balances held in interest-bearing accounts. We expect that our other income will fluctuate in future periods based on the timing and ability to raise additional funds as well as the amount of expenditures on our commercial products, R&D and ongoing business operations.

Interest expense includes interest due on the note payable, accretion of the corporate bond discount and note payable debt issuance costs, which will decline given the Amended Shionogi Agreement executed on April 26, 2024 and the related cancellation and forgiveness of the Corporate Bond, as well as our full repayment and termination of our debt facility with SVB on May 8, 2024.

Change in fair value of earn-out liabilities includes the change in fair value during each period presented of the earn-out liabilities related to Earn-Out Shareholders.

Income taxes

Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. The provision for income taxes for 2024 and 2023 is immaterial because Akili has historically incurred net operating losses and maintains a full valuation allowance against its deferred tax assets.

Results of Operations

Three Months Ended March 31, 2024 and 2023

The table and discussion below present the results for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands, except percentages)	2024	2023	$ Change	% Change
Revenues	$383	$113	$270	239%
Cost of revenues	173	137	36	26%
Gross profit (loss)	210	(24)	234	*
Operating expenses:
Research and development	4,183	6,084	(1,901)	-31%
Selling, general and administrative	6,892	13,011	(6,119)	-47%
Total operating expenses	11,075	19,095	(8,020)	-42%
Operating loss	(10,865)	(19,119)	8,254	-43%
Other income (expense):
Other income	667	1,043	(376)	-36%
Interest expense	(453)	(622)	169	-27%
Change in estimated fair value of earn-out liabilities	888	(2,013)	2,901	*
Total other income (expense)	1,102	(1,592)	2,694	*
Loss before income taxes	(9,763)	(20,711)	10,948	-53%
Income tax expense	-	-	-	*
Net loss	$(9,763)	$(20,711)	$10,948	-53%
Unrealized gain on short-term investments	$—	$23	$(23)	-100%
Comprehensive loss	$(9,763)	$(20,688)	$10,925	-53%

* Percentage change not meaningful

Revenue—Revenue was $0.4 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. There was an increase in revenue from the same period in the prior year primarily due to an increase in product revenue from sales of EndeavorOTC, which was released in June 2023.

Cost of revenue—Cost of revenue was $0.2 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. There was an increase in product-related costs of revenue in the three months ended March 31, 2024 due to the increased sales volume.

Research and development—R&D expenses were $4.2 million and $6.1 million for the three months ended March 31, 2024 and 2023, respectively. Most expenses in the current period are related to the development of and updates to the EndeavorOTC product and most expenses in the prior period are related to the development of our SSME platform, which is the therapeutic engine that targets and activates systems in the brain that play a key role in attention function and is the underlying technology used in both our EndeavorRx and EndeavorOTC products. The decrease of $1.9 million was primarily due to the following:

•
a decrease of $1.5 million of personnel-related expenses primarily due to the lower headcount from the restructurings, partially offset by severance payments, which decreased the expense from $4.9 million in the three months ended March 31, 2023 to $3.4 million in the three months ended March 31, 2024;
•
a decrease of $0.4 million of clinical studies and expenses due to the timing of our clinical trials and the restructuring of our business to preserve capital and focus primarily on commercializing EndeavorOTC in ADHD, which resulted in the reprioritization of our pipeline of preclinical and clinical development programs. As a result, clinical studies and expenses decreased from $0.6 million in the three months ended March 31, 2023 to $0.2 million in the three months ended March 31, 2024;
•
a decrease of $0.1 million of computer equipment and software expenses due to a decrease in software subscriptions, which decreased the expense from $0.3 million in the three months ended March 31, 2023 to $0.2 million in the three months ended March 31, 2024; and
•
an increase of $0.1 million related to various other expenses such as an increase in external consulting fees related to new game features, which increased the expense from $0.3 million for the three months ended March 31, 2023 to $0.4 million for the three months ended March 31, 2024.

Selling, general and administrative—SG&A expenses were $6.9 million and $13.0 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $6.1 million was primarily due to the following:

•
a decrease of $6.1 million in personnel-related costs, primarily due to the restructurings related to certain SG&A personnel resulting in a 58% decrease in headcount for the three months ended March 31, 2024 compared to the three months ended March 31, 2023;
•
a decrease of $0.9 million related to various other expenses. The decrease is primarily driven by decreases in business insurance and costs associated with the sales force, which did not exist during the three months ended March 31, 2024;
•
a decrease of $0.1 million in consulting, legal, accounting and other professional service costs; and
•
an increase of $1.0 million in marketing and advertising costs.

Other income—Other income was $0.7 million and $1.0 million in the three months ended March 31, 2024 and 2023, respectively. The decrease was due to a decrease in the amount of cash held in an interest bearing account.

Interest expense—Interest expense was $0.5 million and $0.6 million in the three months ended March 31, 2024 and 2023, respectively. The $0.1 million decrease was primarily related to the decreasing SVB principal balance outstanding during the three months ended March 31, 2024.

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

Income taxes—We did not incur material income tax expenses for the three months ended March 31, 2024 or 2023. Given our lack of prior earnings history, we have a full valuation allowance primarily related to our net operating losses and R&D credit carryforwards that we do not consider more likely than not to be realized.

Liquidity and Capital Resources

Since our inception, our primary sources of capital have been proceeds from sales of convertible preferred stock, payments received in connection with the Collaboration Agreement, proceeds from borrowings under various credit facilities and proceeds from the Business Combination.

For the three months ended March 31, 2024 and 2023, we incurred net operating losses of $10.9 million and $19.1 million, respectively.

As of March 31, 2024, we had an accumulated deficit of $309.5 million. As of March 31, 2024, we had outstanding debt of $11.3 million, net of debt issuance costs and debt discount. As of March 31, 2024, we had cash and cash equivalents of $63.2 million.

Our cash flows may fluctuate and are difficult to forecast and will depend on many factors. The revenue from the sale of our EndeavorRx and EndeavorOTC products at the present time is not sufficient to cover operating costs incurred. Our ability to achieve sufficient revenue to cover our costs is highly dependent on achieving and maintaining broad market acceptance by customers of our non-prescription model, which may be particularly challenging in light of the significant reduction in promotional activity for our products. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future.

In May 2021, we entered into the SVB Loan Agreement with SVB and SVB Innovation Credit Fund VIII, L.P., (the “SVB Term Loan”). On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the FDIC was appointed as receiver. On March 13, 2023, pursuant to a joint statement released by the U.S. Department of Treasury, the U.S. Federal Reserve, and the FDIC, the U.S. government provided assurance that all depositors would be fully protected. Thereafter, the FDIC transferred all deposits of SVB to a newly created bridge bank, SVBB, which announced that it would fully honor existing credit facilities. On March 27, 2023, First Citizens BancShares, Inc. entered into an agreement with the FDIC to purchase all assets and liabilities of SVB and confirmed it would fully honor existing credit facilities. As of March 31, 2024, there was $8.8 million outstanding under the SVB Term Loan facility and there is no remaining available undrawn debt; the SVB Term Loan was repaid in full and the SVB Loan Agreement with SVB was terminated, effective May 8, 2024. Additionally, the corporate bond issued with Shionogi in March 2019 had $5.0 million outstanding as of March 31, 2024, however the balance was cancelled and forgiven by Shionogi in April 2024 as part of the Amended Shionogi Agreement.

Our primary uses of capital are, and we expect will continue to be for the near future, personnel costs, costs of product development particularly with respect to costs related to supporting the Amended Shionogi Agreement, costs related to our EndeavorOTC product, legal, patent and other regulatory expenses and general overhead costs. We may also pursue acquisitions, investments, joint ventures and other strategic transactions, and we also may incur significant additional costs in connection with the strategic alternatives process.

We may need substantial additional funding to pursue our shift in corporate strategy announced in late April 2024 and to support continuing operations. Until such time as we can generate significant revenue to fund operations, we expect to use proceeds from the Business Combination and issuance of equity, debt financings or other capital transactions. We may be unable to increase our revenue, raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our products, product candidates and other strategic initiatives. See - “Funding Requirements”.

Cash and cash equivalents

Our cash and cash equivalents balance as of March 31, 2024 was $63.2 million. Our future capital requirements may vary from those currently planned and will depend on various factors, including the timing and extent of R&D spending, the timing and extent of spending incurred in connection with supporting the Amended Shionogi Agreement, development and commercialization of our EndeavorRx and EndeavorOTC products, and spending on other strategic business initiatives such as the strategic alternatives process.

Liquidity Risks

We expect to incur additional expenditures in the near term to support our ongoing activities, including supporting Shionogi's regulatory and commercialization activities, continuing to support current users of our EndeavorRx and EndeavorOTC products and make our products available for purchase, and continuing to pursue regulatory authorization from FDA for EndeavorOTC in adults with ADHD, which remains under review, in parallel with exploration of broader strategic alternatives, and continuing to operate as a public company. We expect to continue to incur net losses for the foreseeable future. Our ability to fund our product development and clinical operations as well as commercialization of EndeavorOTC will depend on the amount and timing of cash available to fund operations. Our future liquidity and capital funding requirements will depend on numerous factors, including:

•
the outcome of and costs associated with our and our Board’s evaluation of potential strategic alternatives;
•
our revenue growth;
•
our ability to successfully manage and execute on our strategy to advance EndeavorOTC for adults;
•
our ability to obtain and maintain user adoption and retention of our products;
•
the amount and timing of sales and other revenues from our products and any other future product candidates, if approved, including the sales price;

•
the effectiveness of our substantially reduced promotional activity for our products;
•
our R&D efforts;
•
the emergence and effect of competing or complementary products;
•
the outcome, timing and cost of obtaining and maintaining regulatory authorizations for any of our products or product candidates and of meeting regulatory requirements established by the FDA, or comparable foreign regulatory authorities;
•
our timing and ability to fulfill the obligations under the Amended Shionogi Agreement and the timing and ability of Shionogi to achieve regulatory milestones under the Amended Shionogi Agreement;
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

Cash Flows

The following table provides a summary of cash flow data for each applicable period:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(9,996)	$(19,098)
Net cash provided by (used in) investing activities	(230)	52,915
Net cash used in financing activities	(1,888)	(45)
Net increase (decrease) in cash	$(12,114)	$33,772

Net Cash Used in Operating Activities

Three Months Ended March 31, 2024 and 2023

Net cash used in operating activities was $10.0 million for the three months ended March 31, 2024. Net cash used in operating activities consists of net loss of $9.8 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include decreases related to the change in estimated fair value of earn-out liabilities of $0.9 million, offset by increases related to stock-based compensation expense of $1.3 million and non-cash interest expense of $0.2 million. There was an additional decrease to net loss of $1.0 million related to the change in operating assets and liabilities primarily due to a reduction in accrued expenses from the payout of the annual corporate bonus and decrease in accounts payable due to lower external spend, partially offset by a decrease in prepaid insurance and clinical trials.

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

Net Cash Provided by (Used in) Investing Activities

Three Months Ended March 31, 2024 and 2023

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2024. The cash was related to capitalized software development costs.

Net cash provided by investing activities was $52.9 million for the three months ended March 31, 2023. The cash was related to the proceeds from maturities of short-term investments, partially offset by cash used to purchase short-term investments.

Net Cash Used in Financing Activities

Three Months Ended March 31, 2024 and 2023

Net cash used in financing activities was $1.9 million for the three months ended March 31, 2024 and consisted of the repayment of principal on the note payable and taxes paid related to net share settlements of share-based awards.

Net cash used in financing activities was less than $0.1 million for the three months ended March 31, 2023 and consisted of taxes paid related to net share settlements of share-based awards.

Funding Requirements

We believe that our cash and cash equivalents at March 31, 2024 will be sufficient to fund our planned operations and existing obligations for at least one year after the date of this Quarterly Report. However, we have based this belief on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

Corporate Bond

In March 2019, in connection with Shionogi exercising its option to enter into the Option and Collaboration Agreement (as amended, now referred to as the Amended Shionogi Agreement), we issued a $5.0 million corporate bond to Shionogi for cash. In consideration for entering into the Shionogi Amendment in April 2024, the bond subscription agreement and corporate bond were cancelled, resulting in the elimination of all Akili Interactive Labs repayment obligations under such corporate bond.

Debt Financing and Covenants

At March 31, 2024, the Company had outstanding principal of $8.8 million under the SVB Term Loan facility and there was no remaining available undrawn debt. The SVB Term Loan bears interest through maturity at a per annum rate of the greater of (a) the Wall Street Journal Prime Rate plus 3.75% and (b) 7.0%. As of March 31, 2024, the interest rate was 12.3%. We were required to make interest-only payments through May 2023, and starting in June 2023 we began to repay the outstanding principal in 24 equal monthly payments.

The SVB Term Loan facility was repaid in full and the SVB Loan Agreement with SVB was terminated, effective May 8, 2024.

See Note 10, Note Payable, of the notes to Akili’s consolidated financial statements for the years ended December 31, 2023 and 2022, included in the Annual Report, and Note 5, Note Payable, of the notes to Akili’s unaudited condensed consolidated financial statements for the three months ended March 31, 2024, included elsewhere in this Quarterly Report, for further information. In the future, we may seek to obtain other additional sources of financing, including incurring term debt or issuing equity or issuing debt securities.

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

See Note 7, Commitments and Contingencies, of the notes to Akili’s consolidated financial statements for the years ended December 31, 2023 and 2022 included in the Annual Report, for further information.

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

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, of the notes to Akili’s consolidated financial statements for the years ended December 31, 2023 and 2022 included in the Annual Report, for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of the potential impact on our financial condition and results of operations.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout this section captioned “Akili’s Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 to Akili’s consolidated financial statements for the years ended December 31, 2023 and 2022, included in the Annual Report.

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

We generate EndeavorRx product revenue from contracts with caregivers and patients who purchase subscriptions to access our FDA-authorized, prescription-only video game-based digital therapeutic (“Clients”). Clients are billed in advance for the entire subscription term. Along with the subscription to the video game-based treatment, the Clients also receive reporting metrics and technical support services. The reporting metrics rely on gameplay data being sent back from EndeavorRx, which we analyze in order to provide information on daily efforts and level completion to our Clients throughout the subscription term via the EndeavorRx Insight app. The subscription to the video game-based treatment, reporting metrics and technical support services are combined as a single stand-ready performance obligation because the elements are not considered distinct in the context of the contract with the customer. Accordingly, the consideration is recognized ratably on an over time basis over the subscription period which begins once the access code is inputted into the game by the Client and game play has started.

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

Under the Collaboration Agreement, we historically recognized revenue over time on an inputs-based method that uses a cost to cost measure of progress. There was no revenue recognized under the Collaboration Agreement for the three months ended March 31, 2024 or 2023.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer who is our principal executive officer, principal financial officer and principal accounting officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer who is our principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. As of March 31, 2024, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Risks Related to Strategic Alternatives Process and Potential Strategic Transaction

We may not be successful in identifying and implementing any strategic business combination or other transaction and any strategic transactions that we may consummate in the future could have negative consequences.

In addition to our recently announced shift in business strategy, in April 2024 we announced that we and our Board are evaluating potential strategic alternatives to maximize shareholder value. However, there can be no assurance that this process will result in Akili pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms, if at all. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we have incurred, and we may in the future incur, significant costs related to this continued evaluation, such as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business and may diminish or delay any future distributions to our stockholders.

In addition, any strategic business combination or other transactions that we may consummate in the future could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affect our business and decrease the remaining cash available for use in our business or the execution of our strategic plan. There can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased shareholder value, or achieve the anticipated results. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders.

We may not realize any additional value in a strategic transaction.

The market capitalization of our company is below the value of our cash and cash equivalents at March 31, 2024. Potential counterparties in a strategic transaction involving our company may place minimal or no value on our assets given the limited revenues generated to date by our products. Further, the development and commercialization of our products or product candidates will require substantial additional cash to fund. Consequently, any potential counterparty in a strategic transaction involving our company may choose not to spend additional resources and continue development or commercialization of our products or product candidates and may attribute little or no value, in such a transaction, to those products or product candidates.

If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process we have undertaken to identify and evaluate strategic alternatives, the negotiation and consummation of any such transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt our business. The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

•
increased near-term and long-term expenditures;
•
exposure to unknown liabilities;

•
higher than expected acquisition or integration costs;
•
incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
•
write-down of assets or goodwill or incurrence of non-recurring, impairment, or other charges;
•
increased amortization expenses;
•
difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;
•
impairment of relationships with key vendors or customers of any acquired business due to changes in management and ownership; and
•
possibility of future litigation.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

If a strategic transaction is not consummated, our Board may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that a strategic transaction will be completed. If a strategic transaction is not completed, our Board may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our Board were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our Board, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

Our ability to consummate a strategic transaction depends on our ability to retain our employees required to consummate such transaction.

Our ability to consummate a strategic transaction depends upon our ability to retain our employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In April 2024, we announced an organizational restructuring to lower operating expenses while focused on supporting Shionogi, and this restructuring reduced our workforce by approximately 46%, including the elimination of our marketing and medical affairs teams. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as to our business operations.

Our most recent corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected, and could disrupt our business.

In April 2024, we undertook an organizational restructuring that significantly reduced our workforce. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, our restructuring plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our shift in business strategy, including the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while certain positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees, including relevant duties and obligations related to the Amended Shionogi Agreement. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the reduction in force, or if we experience significant adverse consequences from the reduction in force, our business, financial condition, and results of operations may be materially adversely affected. In addition, employee litigation related to the headcount reduction could be costly and prevent management from fully concentrating on the business.

Any future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. We may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements and contractual obligations to, for example, Shionogi and our product subscribers, and loss of employees and reduced productivity among remaining employees. Our future financial performance will depend, in part, on our ability to effectively manage any future growth or restructuring, as the case may be. In addition, given the substantial restructuring of our operations, it may be difficult to evaluate our current business and future prospects on the basis of historical operating performance.

We may become involved in securities class action litigation that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action litigation has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events. These events may also result in investigations by the SEC. We may be exposed to such litigation or investigation even if no wrongdoing occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or could adversely effect the ultimate value our stockholders receive in any such transaction.

Risks Related to our Business and Industry

We are a technology company with a limited operating history that is focused on the delivery of digital therapeutics. We have a history of significant losses, and we may not be able to achieve or maintain profitability.

We are a technology company with a limited operating history. Like biopharmaceutical product development, digital therapeutic product development is a highly speculative undertaking and involves a substantial degree of risk. Since Akili’s inception in December 2011, we have focused substantially all of our efforts and financial resources on developing our computational platform, building our research and development capabilities, and sourcing, researching, licensing in key assets and developing our products. In September 2023, we announced a strategic plan to transition from a prescription to a non-prescription business model, including our plans to pursue regulatory authorization for over-the-counter labeling of our products. In April 2024, we announced several corporate updates, and our efforts are primarily focused on supporting Shionogi's regulatory and commercialization activities pursuant to the Amended Shionogi Agreement, continuing to support current users of our EndeavorRx and EndeavorOTC products and make our products available for purchase, and continuing to pursue regulatory authorization from FDA for EndeavorOTC in adults with ADHD, which remains under review, in parallel with exploration of broader strategic options. We have generated limited revenue from product sales, and we do not expect to generate significant revenue from product sales in the foreseeable future particularly in light of our April 2024 announcement regarding the elimination of our marketing and medical affairs teams and a substantial reduction in promotional activity for our EndeavorRx and EndeavorOTC products.

We offer EndeavorRx, a prescription video game treatment indicated for use to improve attention function for children ages 8-17 years old with primarily inattentive or combined-type ADHD, who have a demonstrated attention issue and EndeavorOTC, an over-the-counter product that does not require a prescription to improve attention function, ADHD symptoms and quality of life in adults 18 years of age and older with primarily inattentive or combined-type ADHD. We have only obtained marketing authorizations to commercialize EndeavorRx in the U.S. and the European Economic Area, but have not received regulatory authorization to market it anywhere else in the world. In June 2023, EndeavorOTC, which is built on the same platform as EndeavorRx, was made available nationwide without a prescription to improve attention function, ADHD symptoms and quality of life in adults 18 years of age and older with primarily inattentive or combined-type ADHD, under the FDA guidance entitled “Enforcement Policy for Digital Health Devices for Treating Psychiatric Disorders During the Coronavirus Disease 2019 Public Health Emergency” (the “COVID-19 Guidance”). The COVID-19 Guidance allows for the marketing of certain digital therapeutics without premarket clearance, de novo classification, or approval so long as certain criteria are met for the duration of the COVID-19 Guidance, which was expected to remain in effect until November 7, 2023 consistent with FDA guidance entitled “Transition Plan for Medical Devices That Fall Within Enforcement Policies Issued During the Coronavirus Disease 2019 (COVID-19) Public Health Emergency” (the “COVID-19 Transition Guidance”). The COVID-19 Transition Guidance allows for the continued distribution of devices falling under the COVID-19 Guidance without marketing authorization so long as the manufacturer has submitted a marketing submission to FDA, the submission has been accepted by FDA prior to November 7, 2023 and FDA has not taken a final action on the marketing submission. While EndeavorOTC has not been authorized by FDA for any indications, we submitted a marketing submission to FDA for EndeavorOTC on October 30, 2023, and EndeavorOTC remains under review with FDA. Through communications with FDA regarding the COVID-19 Transition Guidance, it was clarified that marketing submissions received by FDA on or before November 7, 2023, that pass their technical review after the deadline without being placed on submission hold will still be eligible for continued enforcement discretion. Pursuant to FDA’s guidance on this topic, and given that we have since passed FDA’s technical review and have not been placed on submission hold, we are continuing to commercialize, distribute, and market EndeavorOTC under the COVID-19 Guidance, however as announced in April 2024 we have significantly reduced promotional activity for our products. There can be no assurance that our submission will be accepted by FDA or that in the future we will obtain marketing authorization from

FDA or other regulators to market and sell EndeavorOTC or any other future products in the U.S. or anywhere else in the world. FDA has broad authority to change its enforcement discretion at any time. If our submission is not accepted or not ultimately authorized, FDA may not continue to provide enforcement discretion and our financials and ability to achieve profitability would be adversely affected.

We have incurred net losses and negative operating cash flows in each year since our inception. Our net loss was $9.8 million and $20.7 million for the three months ended March 31, 2024 and 2023 respectively, and we had an accumulated deficit of $309.5 million as of March 31, 2024. Our net cash used in operating activities was $10.0 million and $19.1 million for the three months ended March 31, 2024 and 2023, respectively. Substantially all of our operating losses and negative operating cash flows have resulted from costs incurred in connection with developing our technology, research and development efforts, advancing our research stage and clinical programs, building our clinical operations group, facilities costs, depreciation and amortization and general and administrative expenses. Our current efforts are primarily focused on supporting Shionogi's regulatory and commercialization activities pursuant to the Amended Shionogi Agreement, continuing to support current users of our EndeavorRx and EndeavorOTC products and make our products available for purchase, and continuing to pursue regulatory authorization from FDA for EndeavorOTC in adults with ADHD, which remains under review, in parallel with exploration of broader strategic options. Further development of our programs outside of ADHD will be contingent upon a number of factors, including the outcome of our and our Board’s evaluation of strategic alternatives. We will continue to incur costs associated with operating as a public company and expect to incur significant costs associated with our strategic alternatives process. As a result, we expect to continue to incur significant operating and negative operating cash flows losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with developing and commercializing new technologies, such as EndeavorOTC and EndeavorRx, our digital therapeutics products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

The failure of our digital therapeutics to achieve and maintain market acceptance and adoption, particularly by customers, could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our new non-prescription business model is highly dependent on our digital therapeutics, achieving and maintaining broad market acceptance and adoption, particularly by customers. Market acceptance and adoption of our digital therapeutics depends primarily on educating our potential customers or other entities making the buying decision, as well as healthcare providers, as to the distinct features, therapeutic benefits, cost savings, and other advantages of our digital therapeutics as compared to competitive products or other currently available methodologies, the success of our commercial strategy, including direct-to-consumer marketing efforts, and our ability to respond to customer needs and have our customers recommend or promote our product. In April 2024, we announced the elimination of our marketing and medical affairs teams and a substantial reduction in promotional activity for our EndeavorRx and EndeavorOTC products, which is expected to have a material adverse effect on the adoption and awareness of our products. If we are not successful in demonstrating to existing or potential customers the benefits of our products, or if we are not able to achieve the support of customers who use our products, we may not achieve sales in line with our forecasts.

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

Our success will depend, in part, on whether we can successfully commercialize and achieve adoption and awareness of our products.

Our overall success will depend, in part, on the commercial success of EndeavorOTC and EndeavorRx. Failure to successfully commercialize our products or to achieve adoption and awareness would likely have a material impact on our business. There are numerous examples of failures to meet high expectations of market potential for product releases in the healthcare space, including by pharmaceutical companies with more experience and resources than us. If the commercialization of our products is unsuccessful or perceived as disappointing, our stock price could decline significantly. Although our current and former employees may have previously marketed, commercialized and sold other healthcare-related products while employed at other companies, we have limited experience selling and marketing our products. And as announced in April 2024, we have eliminated our marketing and medical affairs teams and have substantially reduced promotional activity for our EndeavorRx and EndeavorOTC products, which is expected to have a material adverse effect on the adoption and awareness of our products. Any failure or delay in the timely development of our internal commercialization capabilities could adversely impact the potential for commercial success of our products.

We believe that much of our customer base and potential user populations for our products are active on social media, and we have previously engaged those platforms in an effort to elevate our national marketing presence in direct-to consumer marketing. Social media practices are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, users of our products may use social media platforms to comment on the effectiveness of, or adverse experiences with, our products, which could result in regulatory reporting obligations or the need for us to conduct an investigation. The use of influencers and product ambassadors to promote our products also may be subject to federal truth-in-advertising laws enforced by the Federal Trade Commission (FTC), as well as comparable state consumer protection laws, and we are responsible for training those influencers on the compliant messages they can deliver to consumers. Any actual or perceived non-compliance by our influencers and patient ambassadors with those requirements could lead to an investigation by the FTC or a comparable state agency or could lead to allegations of misleading advertising.

If customers and/or healthcare providers are not willing to change current practices to adopt EndeavorOTC and/or EndeavorRx, or if EndeavorOTC and/or EndeavorRx fail to gain increased market acceptance, our ability to execute our strategy will be impaired, and our business, prospects, results of operations and financial condition could be materially adversely affected.

Our shift in strategy announced in April 2024 is no longer focused on growing our product revenue. Our current efforts are primarily focused on supporting Shionogi's regulatory and commercialization activities pursuant to the Amended Shionogi Agreement, continuing to support current users of our EndeavorRx and EndeavorOTC products and make our products available for purchase, and continuing to pursue regulatory authorization from FDA for EndeavorOTC in adults with ADHD, which remains under review, in parallel with exploration of broader strategic alternatives. Given this shift in strategy and substantially reduced promotional activity for our products, we anticipate that our product revenue may decline. Customers or the medical community may choose not to adopt our digital therapeutic products for a number of reasons, including:

•
lack of comfort with or understanding of video-game based products;
•
lack of comfort with EndeavorOTC or EndeavorRx video game or user interface;
•
unwillingness or inability to pay for EndeavorOTC or EndeavorRx;
•
lack of availability of adequate third-party payer coverage or reimbursement;
•
lack of experience with our products;
•
significantly reduced promotional activity for our EndeavorOTC and EndeavorRx products;
•
our inability to convince key opinion leaders to recommend our products;
•
perceived inadequacy of evidence supporting clinical benefits, safety or cost-effectiveness of our products;
•
liability risks generally associated with the use of new products; and
•
the training required to use new products.

Primary care physicians and physicians from other disciplines, as well as other medical professionals, such as psychiatrists and therapists, are often the initial point of contact for patients with ADHD. While we believe that educating physicians in these disciplines and other medical professionals about the clinical merits, patient benefits and safety profile of our digital therapeutic products is an element of increasing product adoption, we announced in April 2024 that we have eliminated our medical affairs team and we do not plan to invest our limited resources on these efforts.

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

The market for our EndeavorRx and EndeavorOTC products is new and rapidly evolving, and it is uncertain whether it will achieve and sustain high levels of demand and market adoption, particularly in light of significantly reduced promotional activity for our products. Our future financial performance will depend, in part, on growth in this market and on our ability to adapt to emerging demands of our customers. It is difficult to predict the future growth rate and size of our target market.

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

Our EndeavorRx and EndeavorOTC products are considered relatively new and novel therapeutic approaches. Our success will depend, in part, upon market acceptance and adoption of our products by customers as well as upon healthcare providers who specialize in the treatment of diseases targeted by our products recommending potential treatments that involve the use of our products in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. In addition, responses by the U.S., state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our or third parties’ ability to develop or commercialize any of our products or product candidates, obtain or maintain marketing authorization, identify alternate regulatory pathways to market or otherwise achieve profitability.

For example, in the U.S., EndeavorRx is the first and only video game-based prescription digital therapeutic that has been granted marketing authorization by the FDA for children ages 8-17 years old with primarily inattentive or combined-type ADHD who have a demonstrated attention issue. We have developed a therapeutic technology for the treatment of attention-related cognitive impairments associated with ADHD and the potential treatment of, e.g., ASD, COVID fog, MS, major depressive disorder and acute cognitive dysfunction. The FDA or other regulatory authorities may lack experience in evaluating the safety and efficacy of products or product candidates based on such technology, which could result in a longer than expected regulatory review process, increase expected development costs and delay or prevent potential commercialization of products or product candidates.

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

We currently have one prescription-only product, EndeavorRx, that has been granted marketing authorization in the U.S. and the European Economic Area, one over-the-counter product, EndeavorOTC, that has not yet received regulatory marketing authorizations from FDA or other regulators and other product candidates outside of ADHD that are at various stages of development but for which further development will be contingent upon a number of factors, including the outcome of our and our Board’s evaluation of strategic alternatives. We are currently focused primarily on supporting Shionogi's regulatory and commercialization activities pursuant to the Amended Shionogi Agreement, continuing to support current users of our EndeavorRx and EndeavorOTC products and make our products available for purchase, and continuing to pursue regulatory authorization from FDA for EndeavorOTC in adults with ADHD, which remains under review, in parallel with exploration of broader strategic options. There can be no assurance that we have prioritized optimally, that our non-prescription model or more recent shift in business strategy will be successful or that we will be successful in the programs and business model we choose to advance.

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

Our success depends largely upon the continued services of our key executive officers and key employees. These executive officers are at-will employees and therefore they may terminate employment with us at any time with no advance notice. We rely on our broader leadership team in the areas of operations, clinical and software development, information security, marketing, compliance and general and administrative functions. For example, in connection with our shift in business strategy to focus our efforts in significant part on supporting Shionogi, we will rely on key employees to execute on this strategy. There can be no assurance that we will be successful in motivating and retaining such employees as needed. . From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives or key employees, which could disrupt our business. The loss of one or more of the members of our senior management team, or other key employees, could harm our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. For example, on October 6, 2023, we announced a leadership transition where our co-founder and Chief Executive Officer, Edward Martucci II, Ph.D., resigned from his role as Chief Executive Officer and was appointed to a new role as Chair of the Board and Matthew Franklin, our President and Chief Operating Officer, was appointed to the role of President and Chief Executive Officer. In addition, Santosh Shanbhag resigned from his role as Chief Financial Officer, treasurer, principal financial officer and principal accounting officer, in each case effective January 12, 2024 and Matthew Franklin, our President, Chief Executive Officer and Chief Operating Officer assumed the duties of principal financial officer and principal accounting officer.

To continue to execute our strategy, we also must attract and retain highly skilled personnel. Competition is intense for qualified professionals. We may not be successful in continuing to attract and retain qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled personnel with appropriate qualifications. The pool of qualified personnel with experience working in the healthcare market is limited overall. In addition, many of the companies with which we compete for experienced personnel have greater resources than we have.

Additionally, our success is dependent on our ability to evolve our culture, align our talent with our business needs, engage our employees and inspire our employees to be open to change and innovate. Our business would be adversely affected if we fail to adequately plan for succession of our executives and senior management, or if we fail to effectively recruit, integrate, retain and develop key talent and/or align our talent with our business needs, in light of the current rapidly changing environment and our change in strategy. For example, in January 2023, September 2023, and April 2024 we introduced cost reduction efforts, including reductions in our workforce to better align our workforce with our cost reduction efforts and a change in strategy. Such cost reduction efforts have in the past and may in the future adversely affect our ability to attract and retain employees, and may adversely affect our culture and impact our ability to effectively pursue our business strategy.

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

We believe our corporate culture has been a critical contributor to our success and our ability to attract highly skilled personnel. If we do not continue to develop our corporate culture or maintain and preserve our core values as we evolve in the U.S. and internationally, which can be made more challenging following the announcement of actions like the workforce reductions announced in January 2023, September 2023, and April 2024, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our business strategy. Moreover, liquidity available to our employee equity holders could lead to disparities of wealth among our employees, which could adversely impact relations among employees and our culture in general. Changes in our headcount, changes in our leadership team, and our status as a public company may result in a change to our corporate culture, which could harm our business.

We have experienced significant fluctuations in headcount since inception, including significant reductions in our employee headcount more recently. We cannot assure you that our reduced headcount will be adequate to manage our business and if in the future we continue to significantly reduce our employee headcount, we may not be able to manage that reduction effectively.

Since EndeavorRx was granted marketing authorization and classified as a Class II medical device by the FDA in June 2020 and we became a public company in August 2022, we have experienced significant operational fluctuations in our headcount. For example, our full-time employee headcount was reduced by approximately 30% as part of a workforce reduction in January 2023. In September 2023, in connection with our announced planned change in business strategy to transition to a non-prescription model, we also announced a further workforce reduction of approximately 40% of our then-current workforce. In April 2024, we announced a further workforce reduction of approximately 46% of our then-current workforce. Following the completion of this most recent reduction, we expect to have approximately 36 full-time employees.

From time to time, we have taken steps to implement organizational changes to pursue greater efficiency and realign our business and strategic priorities. For example, in 2023 and 2024, we have implemented internal restructurings and reorganizations designed to reduce the size and cost of our operations and improve operational efficiencies. On January 12, 2023, September 13, 2023, and April 30, 2024, we announced restructurings of our operations and reductions in our workforce. We may take similar steps in the future as we seek to realize operating synergies, optimize our operations to achieve our target operating model and profitability objectives, respond to market forces or better reflect changes in the strategic direction of our business. Taking these actions has in the past and may in the future also result in significant expense for us, including with respect to workforce reductions, disruptions to our business as well as decreased productivity due to employee distraction and unanticipated employee turnover. For example, we could face delays or challenges with product development or other business and strategic initiatives, as well as other disruptions to our operations. In addition, if there are unforeseen expenses associated with such realignments in our business strategies, and we incur unanticipated charges or liabilities, then we may not be able to effectively realize the expected cost savings or other benefits of such actions which could have an adverse effect on our business, operating results and financial condition. In addition, as our organization continues to evolve, and we are required to implement and adapt complex organizational management structures, we may find it difficult to maintain the benefits of our corporate culture, including our ability to develop and commercialize innovative products. Any of these developments could negatively affect our business, reputation, or financial results.

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

As a result of disclosure of information in the Annual Report and in filings required of a public company, we may be subject to an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, results of operations, and financial condition.

Any failure to offer high-quality customer support may adversely affect our relationships with our existing and prospective patients and users of our products, and in turn our business, results of operations and financial condition.

In implementing and using our products, our customers will depend on our support to resolve issues in a timely manner. We may be unable to respond quickly enough to accommodate short-term increases in demand for support, particularly in light of our workforce reduction announced in late April 2024. Increased demand for support could increase costs and adversely affect our results of operations and financial condition. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could adversely affect customer satisfaction or the willingness of physicians to prescribe our prescription-only product or recommend our over-the-counter product, or any such future products, and in turn our business, results of operations, and financial condition.

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

The process of seeking FDA marketing authorization is expensive and time consuming. There can be no assurance that marketing authorization will be granted. If we are not successful in obtaining timely clearance, de novo classification or approval of our product candidates, we may never be able to generate significant revenue and may be forced to cease operations. Although our current efforts are primarily focused on supporting Shionogi's regulatory and commercialization activities pursuant to the Amended Shionogi Agreement, continuing to support current users of our EndeavorRx and EndeavorOTC products and make our products available for purchase, and continuing to pursue regulatory authorization from FDA for EndeavorOTC in adults with ADHD, which remains under review, in parallel with exploration of broader strategic options, we have in the past and may in the future resume development of our programs outside of ADHD. Further development of and such programs will be contingent upon a number of factors, including the outcome of our and our Board’s evaluation of strategic alternatives. The FDA can delay, limit or deny marketing authorizations for many reasons, including:

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

Our platform’s technological infrastructure is implemented using third-party hosting services, such as Amazon Web Services. We have no control over any of these third parties, and we cannot guarantee that such third-party providers will not experience system interruptions, outages or delays, or deterioration in their performance. We need to be able to access our computational platform at any time, without interruption or degradation of performance. Our hosted platform depends on protecting the virtual cloud infrastructure hosted by third-party hosting services by maintaining our configuration, architecture, features, and interconnection specifications, as well as protecting the information stored in these virtual data centers, which is transmitted by third-party Internet service providers. We have experienced, and expect that in the future we may again experience, interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, hosting disruptions and capacity constraints. Any limitation on the capacity of our third-party hosting services could adversely affect our business, financial condition, and results of operations. In addition, any incident affecting our third-party hosting services’

infrastructure, which may be caused by cyber-attacks, natural disasters, fire, flood, severe storm, earthquake, power loss, telecommunications failures, terrorist or other attacks, and other disruptive events beyond our control, could negatively affect our cloud-based solutions. A prolonged service disruption affecting our cloud-based solutions could damage our reputation or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party hosting services we use.

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

We expect that the digital therapeutics market, as with many technology markets, will be characterized by rapid technological change, frequent new product and service introductions and enhancements, changing customer demands, and evolving industry standards. As an initial matter, a significant portion of our market may not have access to smartphones or other technology necessary to utilize our digital therapeutics. In addition, the introduction of products and services embodying new technologies could quickly make existing products and services obsolete and unmarketable. Additionally, changes in laws and regulations could impact the usefulness of our products and could necessitate changes or modifications to our products to accommodate such changes. We invest resources in researching and developing new products and enhancing our existing products by incorporating additional features, improving functionality, and adding other improvements to meet our patients’ and users’ evolving needs. The success of any enhancements or improvements to our products or any new products depends on several factors, including regulatory review timelines, timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies in our products and third-party collaborators’ technologies and overall market acceptance. We may not succeed in developing, marketing and delivering on a timely and cost-effective basis enhancements or improvements to our products or any new products that respond to continued changes in market demands or new customer requirements, and any enhancements or improvements to our products or any new products may not achieve market acceptance. Since developing our products is complex, the timetable for the release of new products and enhancements to existing products is difficult to predict, and we may not offer new products and updates as rapidly as our patients and users require or expect. Any new products that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate significant or any revenue.

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

Our digital therapeutics are novel and represent a new category of therapeutics for which the regulatory framework continues to evolve. Our ability to develop and introduce new products will depend, in part, on our ability to comply with these complex requirements, which include regulations related to product design, development and manufacturing; testing, labeling, content and language of instructions for use; clinical trials; product safety; premarket clearance, de novo classification, and approval; establishment registration and device listing; and marketing, sales and distribution. If, however, the regulatory framework for digital health products simplifies and the requirements that we and others are required to comply with are lowered, it could result in the increased competition and the introduction by competitors of products that are or claim to be superior to our products. For example, we have made our EndeavorOTC product available under the FDA-issued COVID-19 Guidance which allows for the marketing of certain digital therapeutics without premarket clearance, de novo classification, or approval so long as certain criteria are met for the duration of the COVID-19 Guidance, which was expected to remain in effect until November 7, 2023 consistent with the FDA-issued COVID-19 Transition Guidance. The COVID-19 Transition Guidance allows for the continued distribution of devices falling under the COVID-19 Guidance without marketing authorization so long as the manufacturer has submitted a marketing submission to FDA, the submission has been accepted by FDA prior to November 7, 2023 and FDA has not taken a final action on the marketing submission. While EndeavorOTC has not been authorized by FDA for any indications, we submitted a marketing submission to FDA for EndeavorOTC on October 30, 2023, and EndeavorOTC remains under review with FDA. Through communications with FDA regarding the COVID-19 Transition Guidance, it was clarified that marketing submissions received by FDA on or before November 7, 2023, that pass their technical review after the deadline without being placed on submission hold will still be eligible for continued enforcement discretion. Pursuant to FDA’s guidance on this topic, we are continuing to commercialize, distribute, and market EndeavorOTC under the COVID-19 Guidance, however as announced in April 2024 we have significantly reduced promotional activity for our products. There can be no assurance that our submission will be accepted by FDA or that in the future we will obtain marketing authorizations from FDA or other regulators to market and sell EndeavorOTC or any other future products in the U.S. or anywhere else in the world. FDA has broad authority to change its enforcement discretion at any time. If our submission is not accepted or not ultimately authorized, FDA may not continue to provide enforcement discretion.

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

To date, our commercialization efforts have focused almost exclusively on the U.S.. Expanding our business to attract customers in countries other than the U.S. is an element of our long-term business strategy. Our ability to continue to expand our business and to attract talented employees, customers and partners in various international markets will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute resolution systems, regulatory systems and commercial infrastructures. Entering new international markets will be expensive, our ability to successfully gain market acceptance in any particular market is uncertain and the distraction of our senior management team could harm our business, financial condition and results of operation.

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

In some foreign countries, the proposed pricing for a prescription device must be approved before it may be lawfully marketed. The requirements governing medical product pricing, coverage, and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A member state may approve a specific price for the medicinal products or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceuticals or medical devices will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower. We previously announced our transition from a prescription to a non-prescription business model and while we are not currently marketing or selling our products in any country other than the U.S., including the European Union or any of its member states, in the event that we or our partners choose to do so in the future, we and our partners will need to comply with such requirements. For more information, see “Business - Government Regulation - Coverage and Reimbursement” in the Annual Report.

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

In the U.S. and in certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably, such as the ACA. For more information, see “Business – Government Regulation – Healthcare Reform” in the Annual Report.

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

If we fail to comply with the FDA’s QSR or any applicable foreign equivalent, our operations could be interrupted, and our potential product sales and operating results could suffer.

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

The FDA’s and other comparable non-U.S. regulatory agencies’ statutes, regulations, policies or interpretations may change, and additional government regulation or statutes may be enacted, which could increase regulatory requirements, or delay, suspend, prevent marketing of any cleared, de novo classified, or approved products or necessitate the recall of distributed products. For example, on February 2, 2024, the FDA published a final rule to amend its QSR requirements to align more closely with the international consensus standards for medical devices by converging with QMS requirements used by other regulatory authorities from other countries. Specifically, the final rule does so primarily by incorporating by reference the ISO, ISO 13485 standard. The amended regulation is referred to as the QMSR and is effective February 2, 2026. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing authorization that we may have obtained, which could have a material adverse effect on our business, prospects, results of operations, financial condition and our ability to achieve or sustain profitability. Further, we cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.

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

We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, vendors and other agents may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or disclosure of unauthorized activities to us that violates applicable regulations, including those laws requiring the reporting of true, complete and accurate information to regulatory agencies, manufacturing standards and U.S. federal and state healthcare laws and regulations. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. We could face liability under the U.S. federal Anti-Kickback Statute and similar U.S. state laws. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, referrals, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in significant regulatory sanctions and serious harm to our reputation. Further, should violations include promotion of unapproved (off-label) uses of one or more of our products, we could face significant regulatory sanctions for unlawful promotion, as well as substantial penalties under applicable federal or state laws. Similar concerns could exist in jurisdictions outside of the U.S. as well. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. For more information, see “Business – Government Regulation – Health Care Laws and Regulations” in the Annual Report.

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

We have consumed substantial amounts of capital to date, and we expect to incur net losses over the next several years as we continue to develop our business, make our products available for purchase and make investments in our human capital. While further development of Akili’s programs outside of the ADHD space will be contingent upon a number of factors, including the outcome of our and our Board’s evaluation of strategic alternatives, we expect to continue to spend substantial amounts to manage and execute on our shift in strategy where our current efforts are primarily focused on supporting Shionogi's regulatory and commercialization activities pursuant to the Amended Shionogi Agreement, continuing to support current users of our EndeavorRx and EndeavorOTC products and make our products available for purchase, and continuing to pursue regulatory authorization from FDA for EndeavorOTC in adults with ADHD, which remains under review, in parallel with exploration of broader strategic options. Other unanticipated costs may arise in the course of these efforts. We cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product or product candidate we develop and may need substantial additional funding to complete the development and commercialization of our existing and any future products or product candidates. Our future need for additional funding depends on many factors, including:

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
•
the costs of commercialization activities for EndeavorOTC and for our product candidates, including the costs and timing of establishing product sales, marketing, and distribution capabilities (should we decide in the future to increase investment in promotional activity for our products or reestablish sales or marketing efforts);
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

We do not currently have any commitments for future funding. We believes that our cash and cash equivalents at March 31, 2024 will be sufficient to fund our planned operations and existing obligations for at least one year after the date of this Quarterly Report. Our estimates may prove to be wrong, and we could use our available capital resources sooner than expected. Further, changing circumstances, some of which are beyond our control, could cause us to consume capital significantly faster than anticipated, and we may need to seek additional funds sooner than planned. If adequate funds are not available on acceptable terms, we may not be able to successfully execute our business plan or continue our business.

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

On April 23, 2024, we received a letter from the Listing Qualifications Staff (the “Nasdaq Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we has been granted an additional 180-day compliance period, or until October 21, 2024 (the “Extension Notice”), to regain compliance with Nasdaq’s minimum closing bid price rule required by the continued listing requirements of Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). Nasdaq’s determination follows our recent request for such additional compliance period and is based, in part, on our written notice to the Nasdaq Staff of its intention to cure the deficiency during the additional compliance period and if necessary, by effecting a reverse stock split.

Previously, on October 24, 2023, we received a written notification from Nasdaq notifying us that the bid price of our common stock had closed below $1.00 per share for 30 consecutive business days and that we therefore were not in compliance with the Bid Price Requirement.

The Extension Notice has no immediate effect on the listing of our common stock on the Nasdaq Capital Market, which will continue to be listed and traded on the Nasdaq Capital Market subject to the listing rules. To regain compliance, the closing bid price of the our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days before October 21, 2024. If we do not regain compliance during the additional compliance period, then Nasdaq will notify us of its determination to delist our common stock, at which point we would have an opportunity to appeal the delisting determination to a hearings panel. There can be no assurance that we will be successful in regaining compliance with the Nasdaq listing rules or in maintaining the listing of our common stock on the Nasdaq Capital Market. We intend to actively monitor the closing bid price of our common stock and will evaluate available options to resolve the deficiency and regain compliance with the Bid Price Requirement.

There are many factors that may adversely affect our minimum bid price, including those described in the Risk Factors section of this Quarterly Report. Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with the Bid Price Requirement in the long term.

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

The trading market for our common stock depends in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If few analysts cover us, demand for our common stock could decrease and our common stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly. For example, we are aware of multiple analysts that have discontinued coverage of our business.

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

As of the date of this Quarterly Report, we have not been materially affected by the closing of SVB, Signature Bank, Silvergate Capital, or any other bank in financial difficulty. However, we are unable to predict the extent or nature of the impacts of any future instability in the banking sector at this time. If, for example, other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened. While it is not possible at this time to predict the extent of the impact that high market volatility and instability of the banking sector could have on economic activity and our business in particular, the failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

SVB Debt Repayment

On May 8, 2024, the Company, Silicon Valley Bank (“SVB”) and SVB Innovation Credit Fund VIII, L.P. entered into a payoff letter (the “Payoff Letter”) for a voluntary prepayment with respect to the Amended and Restated Loan and Security Agreement, dated May 25, 2021 (the “SVB Loan Agreement”). Pursuant to the Payoff Letter, the Company paid a total of approximately $8.3 million to SVB, representing the outstanding principal, accrued and unpaid interest, final payment and fees due to SVB under the SVB Loan Agreement, all facilities thereunder and related loan documents, in repayment of the Company’s outstanding obligations under the SVB Loan Agreement, all facilities thereunder and related loan documents, and thereby terminated the SVB Loan Agreement, all facilities thereunder and related loan documents.

Pursuant to the Payoff Letter, SVB’s commitments to extend further credit to the Company terminated; SVB agreed to release and terminate all liens or security interests granted to secure the obligations under the SVB Loan Agreement and the Company was unconditionally released from its respective guaranties and obligations under the SVB Loan Agreement, all facilities thereunder and related loan documents without further action (other than with respect to customary provisions and agreements that are expressly specified to survive the termination).

Rule 10b5-1 Trading Plans

None of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during our fiscal quarter ended March 31, 2024.

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

* Filed herewith.

** The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akili, Inc.

Date: May 14, 2024	By:	/s/ Matthew Franklin
	Name:	Matthew Franklin
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)